Form 10QSB
period 1996-08-31
HIA INC
filed 1996-11-05
CIK 318189

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, DC  20549
                       FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended August 31, 1996

Commission File Number 0-9599

                         HIA, INC.
(Exact name of registrant as specified in its charter)

    New York                      16-1028783
State or other jurisdiction     I.R.S. Employer
  of incorporation              Identification
   or organization                  Number

                   4275 Forest Street
                 Denver, Colorado 80216
   (Address of principal executive offices, zip code)

                    (303) 394-6040
  (Registrant's telephone number, including area code)


-------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes--X--No----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,443,394 shares of the Registrant's $.01 par value common stock were outstanding at August 31, 1996


                       HIA, INC.

INDEX

Part 1.  Financial Information

         Item 1.   Consolidated Financial Statements. . . .
 . . . . .

         Item 2.  Management's Discussion and Analysis
of Financial Condition and Results
of Operations

Part 2.  Other Information

         Item 6.  Exhibits. . . . . . . . . . . . . . .


Part 1.

Item 1.  Financial Statements

         Consolidated Balance Sheets as of November 30,
         1995 and August 31, 1996

         Consolidated Statement of Earnings for the ended August 31, 1995 and August 31, 1996 and the three months ended August 31, 1995 and August 31, 1996

         Consolidated Statement of Cash Flows for the nine months ended August 31, 1995 and August
31, 1996

HIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Information as of November 30, 1995 is based upon an
audited balance sheet.  All other information is
unaudited.)
                         August 31,    November 30,
ASSETS                      1996          1995
Current Assets:
  Cash                  $    29,895     $   115,112
 Receivables              2,384,135       1,298,971
  Inventories             3,449,905       1,966,284
  Other current assets      269,180          46,442
                          ---------      ----------
  Total current assets  $ 6,133,115     $ 3,426,809

Property, Plant & Equipment,
 at cost:
  Land and improvements $    45,295     $    45,295
  Buildings                 237,361         212,904
  Equipment                 386,985         361,557
                          ---------       ---------
                        $   669,641     $   619,756
  Less accumulated
  depreciation and
      amortization         (501,225)       (491,055)
                          ---------        ---------

  Net property, plant and
      equipment             168,416         128,701

Other Assets/Investments     75,608          72,366
                          ---------       ---------
TOTAL ASSETS            $ 6,377,139     $ 3,627,876
                          =========       =========

 (Information as of November 30, 1995 is based upon an audited balance sheet. All other information is unaudited).

                           August 31,    November 30,
LIABILITIES                  1996          1995
Current Liabilities:
  Notes payable to banks $ 1,734,780     $   764,280
  Current installments of
  long term obligations            0           6,504
  Accounts payable         1,289,745         314,783

 Accrued expenses & other
     liabilities             792,866         503,794
                          ----------     -----------
Total current
liabilities              $ 3,817,391     $ 1,589,361


STOCKHOLDERS' EQUITY

Common Stock of $.01
par value Authorized
20,000,000 shares;
issued and outstanding        131,079        131,079
10,443,394
Additional paid-in
capital                     3,109,271      3,109,271
Deficit                    (  244,061)    (  773,712)
                          -----------     ----------
                            2,996,289      2,446,638
LESS: Treasury Stock:
  2,664,502 Shares        (  436,541)     (  428,123)

  Stockholders
  Equity                   2,559,748       2,038,515
                          ----------       ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY     $ 6,377,139     $ 3,627,871
                         ===========     ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.


HIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS

               Nine Months              Three Months
                  Ended (1)                Ended (1)
               (Restated)               (Restated)
             August    August        August     August
            31,1996   31,1995       31,1996     31,1995

Net Sales
        $ 13,137,931 $11,431,335 $6,116,550 $5,666,033
Cost of
Sales     (9,008,605) (7,918,745)(4,241,062)(3,962,979)
          ----------  ---------- ---------- ----------
Gross
Profit     4,129,326   3,512,590  1,875,488  1,703,054

Selling,
general
& admin.
expenses  (3,181,572)  2,895,226)(1,332,028)(1,194,962)
          -----------  --------- ---------- -----------

Operating
Profit
(Loss)       947,754    617,364     543,460    508,092

Other
Income
(Deductions):
  Interest
  income      10,764     10,660       7,121      5,171
  Interest
  expense  (  88,694)  ( 97,221)    (37,609)   (55,366)
  Misc.
  income
 (expense)    10,827     49,091       5,497     14,193
Total other
income
(deductions)( 67,103)  ( 37,470)    (24,991)   (36,002)
             -------   --------     -------     ------
Income
before
taxes        880,651    579,894     518,469    472,090

Income
Taxes        351,000    226,000     209,750    226,000
             -------    -------     -------    -------

NET INCOME $ 529,651  $ 353,894   $ 308,719  $ 246,090
             =======   ========     =======   ========

Income per
 Common
 Share     $     .05  $     .03    $    .03  $     .02

Income per
 common
 share
 fully
 diluted         .05        .03         .03        .02


Weighted
Average
Share
Outstanding 10,443,394 11,906,405 10,443,394 11,906,405

Fully
diluted
shares
outstanding 11,043,394 11,906,405 11,043,394 11,906,405

The accompanying notes are an integral part of the Consolidated Financial Statements. (1) The prior year earnings and cash flow statements have been restated to reflect the accrual of $112,890 for officer's bonuses, $50,000 for profit sharing contribution and an estimated amount for federal and state Taxes.

HIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

                         For the nine months ended
                         August 31,    August 31,
                            1996          1995
                                       (Restated)
OPERATING ACTIVITIES:
  Net Income before
  extraordinary item    $   529,651  $   353,894
  Adjustments to
  reconcile net
  income to net cash
  used by operating
  activities
  Depreciation  and
  amortization               10,170        9,200
  Amortization of
  Deferred Gain                   0      (17,660)
  Changes in current
  assets and current
  liabilities
    Accounts receivable  (1,085,164)  (1,362,033)
    Inventories          (1,483,621)  (1,561,316)
    Other current assets (  222,738)       5,873
    Notes payable to
    banks                   970,500    1,823,548
    Accounts payable        974,962      765,310
    Other current
    liabilities             289,072       49,807

  NET CASH PROVIDED
  BY OPERATING ACTIVITIES (  17,168)      66,623

INVESTING ACTIVITIES
  (Purchase) Disposal of
  property and equipment   ( 49,885)   (  53,969)
  Proceeds from the sale
  of property, plant and
  equipment                       0            0
  (Increase)Decrease in
  other noncurrent assets  (  3,242)      63,543

NET CASH USED BY INVESTING
  ACTIVITIES               ( 53,127)       9,574

FINANCING ACTIVITIES
  Repayments of long-term
  obligations              (  6,504)    (  5,012)
  Proceeds from sale of
  Treasury Stock                  0       33,401
  Purchases of Treasury
  Stock                    (  8,418)           0
                           ---------      ------

NET CASH USED BY FINANCING
ACTIVITIES                 ( 14,922)      28,389

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIV     ( 85,217)     104,586

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR          115,112       17,719
                            -------      -------

CASH AND CASH EQUIVALENTS,
 END OF QUARTER              29,895      122,305
                            =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

HIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis for Presentation

    The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended August 31, 1996 are not necessarily indicative of the results that may be obtained for the year ending November 30, 1996 These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on February 25, 1996.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

     The Registrant's working capital increased by $478,276 during the nine months ended August 31, 1996 principally as a result of the following factors:

(1) An operating cash income of $539,821
(2) Payments of long term obligations of $6,504
(3) Additions to other noncurrent assets of $3,242
(4) Additions to property, plant & equipment of $49,885
(5) Purchase of Treasury Stock of $8,418

    At August 31, 1996, the Company's subsidiary had lines of credit totaling $4,000,000 of which approximately $1,400,000 was available for future borrowings. The lines of credit are guaranteed by the Company.

Results of Operations

    Net sales for the three months ended August 31, 1996 were up $450,517 or 8% more than the third quarter of 1995.

    The gross profit was 30.7% during the three months ended August 31, 1996, compared to the third quarter of 1995 at 30.1% of net sales.

    The selling, general and administrative expenses were up $137,066 or 11.5% for the quarter ended August
31,1996 over the third quarter of the previous year, primarily due to the additional expense of setting up a new branch operation located in Cheyenne, Wyoming.
Other deductions were down $11,011 as compared to the third quarter of 1995.

    Net income from operations for the third quarter of 1996 was $35,368 higher than the third quarter of the previous year

Part II

Item 6. Exhibits

    (a) The following exhibits are filed with this report
     NONE


SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             HIA, INC.
                             Registrant
November 5, 1996             Alan C. Bergold
Date                         Alan C. Bergold
                             Chief Financial
                             Officer & Vice President