Form 10-Q/A
period 1996-08-31
HIA INC
filed 1997-01-02
CIK 318189

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q/A


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended       August 31, 1996

Commission file Number     0-15435

                   HIA, Inc.
(Exact name of registrant as specified in its charter.)

   New York                   	16-1028783
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

4275 Forest Street		80216
Denver, CO
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(303) 394-6040

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $.01 Par Value - 10,443,394 shares as of
August 31, 1996




                                                                HIA, INC.

                                                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   HIA, INC.
                                   Registrant
December 31, 1996
Date                                      Alan Bergold
                                             Cheif Financial Officer
                                             Vice President