Form 10KSB
period 1996-11-30
HIA INC
filed 1997-03-03
CIK 318189

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  Form 10-KSB
                           Annual Report Pursuant to
                          Section 13 or 15(d) of the
                     Securities and Exchange Act of 1934

For the fiscal year ended                                Commission File
    November 30, 1996                                       #09-9599

                                   HIA, INC.
     (Exact name of small business issuer as specified in its charter)

      New York                                       16-1028783
(State or other jurisdiction of                 (Federal employer
 Incorporation or Organization)                 identification number)

                               4275 Forest Street
                             Denver, Colorado 80216
                     (Address of principal executive office)

                                 (303) 394-6040
            (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $.01
                                 (Title of Class)

The check mark below indicates whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or reports), and (2) has been subject to such filing requirements for the past ninety days.

YES      X                 NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X).

The Issuer had revenues of $16,550,803 for the fiscal year ended
November 30, 1996.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of February 1, 1997 was approximately $1,092,072 based on insider transactions which took place in 1996.

The number of shares of the only class of Common Stock of the Issuer outstanding as of January 1, 1997 was 10,303,383 fully diluted, 9,103,383 non-diluted.

Transitional Small Business Disclosure Format (check one):

YES                          NO      X

                                   PART I

Item 1.   Business

(a)    General Development of Business

HIA, Inc. (the Company) was incorporated in 1974. The Company is a holding company with all of its business conducted through its wholly-owned subsidiary, CPS Distributors, Inc. (CPS). Through CPS, the Company distributes turf irrigation equipment and commercial, industrial and residential well pumps and equipment on a wholesale basis. The principal executive offices of the Company are located at 4275 Forest Street, Denver, Colorado 80216, telephone (303) 394-6040.

(b)    Narrative Description of Business

General The Company acquired CPS, a ninety-year-old company based in Denver, Colorado, in February 1984. CPS serves customers in the Rocky Mountain region in five states consisting of Colorado, Wyoming, New Mexico, Kansas and Nebraska. CPS carries a variety of brand name products, including pumps and water systems, water conditioning equipment, pump and well accessories, pipe valves and fittings and sprinkler system equipment. The industrial, commercial and residential pumps and turf irrigation equipment represented approximately 21% and 79%, respectively, of net sales for 1996 and approximately 20% and 80%, respectively, of net sales in 1995.

CPS' line of products has changed in response to the supply and demand forces of the marketplace. The management of CPS believes that its two divisions (i.e., turf and irrigation equipment and industrial, commercial and residential pumps and equipment) reduce the cyclicality of sales and earnings that would otherwise be affected by product line shifts caused by economic and demographic changes; however, the Company is subject to the ups and downs of the overall construction activity in the Rocky Mountain region. The Company purchases approximately 27% of its products from one manufacturer. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

CPS' sales and service engineers provide technical support to assist customers in developing a system specifically tailored to the customers' needs. The Company uses computer resources for its order entry, inventory, payroll and accounting functions.

Customer Base; Seasonality CPS' customers include contractors, dealers and municipalities with the majority of sales derived from contractors. The Company believes that neither its aggregate sales nor those of any of its business units are concentrated in or materially dependent upon any single customer or small group of customers.

Quotation activity is especially intense in the winter and spring months (December to April) when contracts are reviewed and eventually awarded for spring or summer construction. Since over 79% of CPS' business relates to turf and irrigation products, its sales are concentrated from March to October and are therefore seasonal in nature.

Competition The Company operates in a highly competitive market. During at least the past seven years, manufacturers have abandoned the exclusive relationships with their distributors. As a result, the Company is competing with other wholesalers of the same products.

In the past several years, most manufacturers have also abandoned prices based on volume buying and have gone to a pricing system based on a percentage of purchases over the previous years' business. This change allows smaller wholesalers to buy at the same price levels as the larger wholesalers. Therefore, a medium-sized wholesaler, such as CPS, no longer has a price advantage to cover the higher operating costs of a larger operation.

CPS offers standard discounts on merchandise to its customers. Additional discounts are given based on quantity of order or annual volume of purchases, depending on product and competitive conditions. The Company has monthly specials on certain of its inventory and provides discounts for orders placed at trade shows. The majority of the programs offered are based on discounts received from the Company's suppliers. Therefore, there is no material effect on operating results from providing these discounts.

Each salesperson receives a draw against commission. Commission is determined as a percentage of the gross profit generated from sales to the accounts in the sales representative's territory. Sales quotas are established for each area. Sales personnel are eligible to receive a bonus for meeting or exceeding their assigned quota.

CPS emphasizes customer service, convenient availability of products and knowledge of the industry. However, pricing, currently an important factor, is expected to become even more important in the late 1990s because the competition can provide the same products and warranties.

CPS has seven major competitors in its market area for turf and irrigation equipment and six major competitors in its market area for industrial, commercial and residential pumps and equipment. It is estimated by management that CPS has over 20% of the total market in Colorado for residential pumps and 25% of the total market in Colorado for turf and irrigation equipment. Some of CPS' competitors have financial resources greater than CPS.

CPS estimated that in the past two years its market share in the turf and irrigation equipment market in Colorado increased because of the cumulative effect of opening satellite operations in Thornton, Colorado, in March 1992; Littleton, Colorado, in March 1993; Aurora, Colorado, in March 1994; and in the central section of Denver in March 1995; all located in the Denver metropolitan area. CPS opened a branch in Cheyenne, Wyoming in June 1996. Management believes that CPS can continue to consolidate its market share in the turf and irrigation market by opening additional local warehousing and sales operations.

Management believes CPS has an established reputation as a distributor of quality product lines such as Rainbird, Hunter, Lasco and Jacuzzi. CPS competes primarily on service and, to a lesser extent, on price, quality and reliability of products, technical services and availability of products.

Employees At November 30, 1996, the Company employed approximately 58 persons, of which 23 were warehouse employees and 35 were sales and administrative employees. The Company considers its employee relations to be good. None of the Company's employees are covered by union contracts or collective bargaining agreements.


Item 2.     Properties

On June 14, 1985, CPS sold its real estate located at 560 South Lipan and 1225 West Center, Denver, Colorado for $930,000 cash to an investment group called Lipan-Center, Ltd. There were no brokerage fees paid by CPS as a result of the sale. CPS signed a ten-year lease with Lipan-Center, Ltd. beginning June 14, 1985 and ending June 13, 1995, with monthly lease payments of $9,585. The base rent was adjusted annually by a percentage equal to the consumer price index. As a result of the sale, CPS reported a gain of $288,088 which was reflected in the accompanying financial statements as Deferred Gain on the Sale of Real Estate and was amortized ratable to income over ten years, the life of the lease. The lease was terminated effective April 1995.

The Company's leased facilities in Denver, Colorado are comprised of an aggregate of 32,265 square feet of offices and warehouse on 166,000 square feet of land. This building serves as the central warehouse of CPS and the executive offices of the Company. In addition, the Company owns property in Casper, Wyoming, which consists of 6,159 square feet of office/warehouse space on 33,600 square feet of land. The Company also leases a warehouse and small office in Colorado Springs, Colorado comprised of 6,370 square feet of office/warehouse space on 21,781 square feet of land; 4,000 square feet of office and warehouse space on 14,000 square feet of land in Fort Collins, Colorado; 10,000 square feet of office and warehouse space in Thornton, Colorado; 5,000 square feet of office and warehouse space in Littleton, Colorado; 4,000 square feet of office and warehouse space in

Aurora, Colorado; 8,400 square feet of office and warehouse space in the central section of Denver, Colorado; and 9,120 square feet of office and warehouse space in Cheyenne, Wyoming.

On March 28, 1993, the Company entered into a sublease agreement on a portion of the property located in Denver, Colorado. The lease called for rent payments of $3,272.50 per month until the expiration of the master lease on June 13, 1995. Upon termination of the master lease in April 1995, the sublessee began remitting monthly lease payments to the original lessor. The subleased premises consisted of approximately 11,900 square feet of office and warehouse space.

During November 1994, the Company entered into a new agreement to lease warehouse space for its main warehouse. The lease has a ten year term, beginning March 1995, with monthly rent at $9,500 for the first five years, after which the monthly rent may be adjusted by the percentage increase in the Consumer Price Index. The Company has an option to purchase the related property at the end of the initial ten year term at a price approximating the market value at that time, subject to certain conditions. The Company also has two five-year options to extend the lease term, one at the beginning of the eleventh year and one at the beginning of the 16th year. The Company is to pay for all taxes, insurance and maintenance on the property.

The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative facilities should its requirements change.

Item 3.     Legal Proceedings

The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject and no such proceedings are known to the Company to be contemplated by governmental authorities.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fiscal year ended November 30, 1996.
                                         PART II

Item 5.    Market for the Company's Common Stock and Related Security
Holders Matters

The principal market on which HIA Shares are traded is the Denver over-the-counter market. Prior to June 6, 1986, the Company's stock was traded on the NASDAQ National Market System. On June 6, 1986, HIA Shares were de-listed from NASDAQ because the Company no longer satisfied the minimum total capital and surplus requirement for continued listing. Although one market maker continues to quote prices for HIA Shares, the Company is not aware of any established public trading market for HIA Shares since June 6, 1986.

The approximate number of holders of record of HIA Shares as of November 30, 1996 was 2,000.

The Company has never declared any dividends with respect to HIA Shares. The Company has not in the past and is currently restricted from paying cash dividends under its existing line-of-credit agreement.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

At November 30, 1996, the Company had total cash balances of $141,584. Cash flows from operating activities increased by $440,191 during the year ended November 30, 1996 primarily as a result of increases in net income of $537,669 and accounts payable of $247,340 partially offset by increases in accounts receivable and inventory levels of $209,007 and $112,518. The increase in accounts receivable resulted directly from increased sales levels. The increased level of inventories resulted primarily from the opening of a new satellite operation during fiscal 1996.


The following is a two-year summary of working capital and current ratios:

                               1996             1995
Working Capital                $ 2,027,665      $ 1,837,448
Current Ratios                   2.10 to 1        2.16 to 1


At November 30, 1996, the Company and its subsidiaries have an available line-of-credit totalling $4,000,000, of which $3,121,387 was unused.

Management believes that the present working capital is adequate to conduct its present operations. The Company does not have any commitments nor anticipates material capital expenditures for fiscal 1997.

During March 1994, the Company entered into an agreement to purchase one third of the common shares held by R. Thomas Dalbey, President, Director, and principal owner, 1,386,011 shares at $.14 per share for a total cost of $194,041.54. This amount was paid in cash. The agreement also gave the Company the option to purchase 1,386,011 of Mr. Dalbey's remaining shares at $.15 per share by April 1, 1996, and 1,386,011 shares (or all remaining shares) at $.16 per share by April 1, 1998.
The per share cost to acquire the remaining 2,772,022 shares held by Mr. Dalbey was to be adjusted for the net profit or loss generated by the Company during the option period.

On November 30, 1995, the Company exercised its option and purchased 1,386,011 common shares held by R. Thomas Dalbey at $.18585 per share, for a total cost of $257,590 under this agreement. On October 31, 1996, the Company exercised its option and purchased 1,386,011 common shares held by R. Thomas Dalbey at $.22282 per share, for a total cost of $308,833 under this agreements.

On November 30, 1995, the Board of Directors granted an option to each of the three executive officers of CPS to purchase up to 200,000 shares at $.18585 per share by December 31, 1997. The options' exercise price was equal to the common stock's market price at the date of grant.

On November 30, 1996, the Board of Directors granted an option to each of the three executive officers of CPS to purchase up to 200,000 shares at $.22282 per share by December 31, 1998. The options' exercise price was equal to the common stock's market price at the date of grant.

In addition, the Board of Directors granted an option to each of the three executive officers of CPS to purchase up to 200,000 shares at $.14 per share by December 31, 1994. In June 1994 each of the three officers exercised options to purchase 107,143 shares, or 321,428 total shares, at $.14 per share for a total of $45,000. The remaining options were exercised in December 1994.


Results of Operations

Comparison 1996 vs. 1995

Net sales were up $2,081,686 primarily from the robust housing and construction-related trade in the Rocky Mountain region and volume increases related to the opening of a Cheyenne, Wyoming satellite operation in June 1996 which contributed new sales totalling $275,125 and additional gross profit of $79,276. Other income decreased by $29,211 as a result of the termination of a sublease agreement in June 1995. Cost of sales increased in fiscal 1996 directly in proportion to the increase in sales. Cost of sales as a percentage of net sales was 69.3% in fiscal 1996 compared to 68.9% in fiscal 1995. Selling, general and administrative expense increased by $379,370 primarily as a result of payroll cost increases of approximately $169,000 and expenses associated with the new Cheyenne, Wyoming satellite operation of approximately $164,000. See Item 1 regarding seasonality of sales.

Management believes staffing levels have been reduced as low as practicable and interest rates are not expected to be reduced significantly in the near future, so that profitability most likely will not be improved by further cost reductions in these areas.

The Company had net income of $537,669, which was a increase of $184,125 from the prior year's net income of $353,544. The increase was primarily a result of the increase in gross profit of $569,430, offset by the increases in selling, general and administrative expenses of $379,370.

The weighted-average interest rates on bank borrowings was 9.5 percent
and 8.9 percent for 1996 and 1995.   The weighted-average balance
outstanding, $1,236,127 for the year ended November 30, 1996, decreased approximately $237,742 from 1995 to 1996, primarily as a result of cash flow derived from net income from operations.

Income Taxes At November 30, 1996, the Company has recorded a deferred tax asset totalling $49,250 classified and included in other current assets in the accompanying balance sheet to the Company's consolidated financial statements. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated next year to utilize the deferred tax asset. See Note 3 to the Company's consolidated financial statements.

Recent Accounting Pronouncements The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

Item 7.   Financial Statements

The response to this item is submitted as a separate section of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

On February 12, 1996, BDO Seidman, LLP replaced Mitchell Finley and Company, P.C. as HIA, Inc.'s principal accountants.

The registrant has not consulted with BDO Seidman, LLP on any accounting or auditing matters during the past two years. On January 1, 1996, Mitchell Finley and Company, P.C. combined their practice into BDO Seidman, LLP.

Mitchell Finley and Company's report on the financial statements for the two years ended November 30, 1994 contained an unqualified opinion. Also, there were no disagreements on any matter of accounting principal or practice, financial statement disclosure, or auditing scope or procedure with Mitchell Finley and Company, P.C.

The Company received a letter from Mitchell Finley and Company, P.C. addressed to the SEC stating it agreed with the above statements. A copy of this letter dated February 12, 1996, was filed as Exhibit A to the related Form 8-K dated February 12, 1996.

                                          PART III

Item 9.   Directors and Executive Officers of the Company

(a)   Identification of Directors

The list presented below sets forth the names and ages of all directors of the Company indicating all positions and offices with the Company held by each such person and his term of office as director and the period during which he has served as such.


    Name              Age    Positions                  Director Since
    Carl J. Bentley   63     Chairman of the Board      1994
                             and Director

    Alan C. Bergold   48     President, Treasurer       1981
                             and Director

    Donald Champlin   45     Executive Vice President,  1994
                             Secretary and Director

    R. Thomas Dalbey  59     Director                   1974

(b)   Identification of Executive Officers

The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such.

     Name               Age    Position            Year First Elected
(1)
     Carl J. Bentley     63    Chairman of the Board          1996
                               and Director                   1994

     Alan C. Bergold     48    President, Treasurer           1996
                               and Director                   1981

     Donald L. Champlin  45    Executive Vice President,      1996
                               Secretary
                               and Director                   1994

(1)  All officers serve at the discretion of the Board of Directors.

(c)   Business Experience

The material presented below sets forth a brief account of the business experience during at least the past five years of each director, executive officer and significant employee.

Carl J. Bentley, age 63, was appointed Chairman of the Board in October 1996. He joined the Company as General Manager of CPS in July 1985. In November 1986, he became President and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

Alan C. Bergold was appointed President in October 1996 and Executive Vice President of the Company in July 1983. He served as Vice President and Secretary of the Company from 1981 to 1983. Mr. Bergold, who is 48 years old, has been a director of the Company since 1981. In addition, Mr. Bergold is a Colorado Real Estate Broker and a Certified Public Accountant.

Donald Champlin, age 45, was appointed Executive Vice President in October 1996. He joined the Company as Pump Product Manager in October 1983. In February 1989, he became Vice President of Marketing and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

R. Thomas Dalbey has been a Director from its inception in 1974. He served as President and Chairman of the Board from 1974 to October 1996. For a period of approximately one year in 1978 and 1979, Mr. Dalbey was Executive Vice President of Jacobs Equipment Company in Denver,
Colorado.  Mr. Dalbey is 59 years old.

(d)   Involvement in Certain Legal Proceedings

None.

(e)      Promoters and Control Persons

          Not applicable.
Item 10.   Executive Compensation

Summary Compensation Table

The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended November 30, 1996, 1995 and 1994 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:


                         Annual Compensation

Name and         Year Ended    Salary      Bonus       Other Annual
 Principal        Nov. 30                               Compensation
 Position


Carl J.          1996          $ 122,541   $ 91,316     -
Bentley          1995            113,550     76,521     -
Chairman         1994             98,849     67,778(1)
of the
Board

Alan C.          1996          $ 120,042   $ 91,316     -
Bergold          1995            111,050     76,521     -
President        1994             91,768     67,778(1)  -

Donald           1996          $ 117,546   $ 91,316     -
Champlin         1995            108,550     76,521     -
Executive        1994             87,331     67,778(1)  -
Vice-
President

R. Thomas        1996          $  14,191   $ 19,908     -
Dalbey           1995             35,472     32,503     -
Director         1994             40,323     23,196     -

                        Long Term Compensation

Name and   Year      Restricted      Options     LTIP     All Other
Principal  Ended     Stock Award     SARs        Payouts  Compensation
Postion

Carl J.      1996        -              200,000(2)   -           -
Bentley      1995        -              200,000(3)   -           -
Chairman     1994        -              -            -           -
of the
Board

Alan C.     1996         -              200,000(2)   -           -
Bergold     1995         -              200,000(3)   -           -
Persident   1994         -              -            -           -

Donald      1996         -              200,000(2)   -           -
Champlin    1995         -              200,000(3)   -           -
Executive   1994         -              -            -           -
Vice
Prsident

R. Thomas   1996         -              200,000(2)   -           -
Dalbey      1995         -              200,000(3)   -           -
Director    1994         -              -            -           -


(1) Of the total bonus compensation accrued in fiscal 1994, $13,000 was paid to each officer noted through the fiscal 1995 issuance of 92,857 shares of the Company's common stock.

(2) Options to purchase shares of common stock at $.222822 each expiring December 31, 1998.

(3) Options to purchase shares of common stock at $.18585 each expiring December 31, 1997.

The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to the above-listed officers. The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lessor of $50,000 or 10% of the cash compensation reported.

The Company has employment agreements as follows:

Carl J. Bentley (2): $124,000 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of parent company expenses and profit-sharing contribution; term of six years beginning February 1, 1994.

Alan C. Bergold (2): $121,500 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of parent company expenses and profit-sharing contribution; term of six years beginning February 1, 1994.

Donald Champlin (2): $119,000 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of parent company expenses and profit-sharing contribution; term of six years beginning February 1, 1994.

R. Thomas Dalbey (1): $17,148 annual salary per year, adjusted by the proportional increase in other executive officer's salary; plus 1.67 (1 2/3%) bonus of net pretax profit exclusive of profit-sharing plan contribution.

(1) There is no provision for additional compensation as a result of the sale of all or substantially all of the Company's assets.

(2) There is a provision for payment of one year's compensation as a result of the sale of all or substantially all of the Company's assets.

(b)     Option/SAR Grants in Last Fiscal Year


           Number of      % of Total
           Securities     Options/SARs
           Underlying     Granted to
           Options        Employees   Exercise
           SARs           in Fiscal   or Base              Expiration
Name       Granted        Year        Price/($ Share)      Date
Alan C.
Bergold    200,000        33.3%       $ 22282              Dec. 31, 1998

Carl J.
Bentley    200,000        33.3%        .22282              Dec. 31, 1998

Donald
Champlin   200,00         33.3%        .22282              Dec. 31, 1998


(c)    Aggregated Option/SAR Exercise and Fiscal Year-End Option/SAR
Value Table

                                     Number of        Value of
                                     Securities       Unexercised
                                     Underlying       In-the-Money
                                     Unexercised      Options/
           Shares                    Options/SARs     SARs at
           Acquired      Value       at FY-end        FY-end
 Name      on Exercise   Realized   (all exercisable) (all exercisable)
Alan C.
Bergold    0             $  0       400,000           $ 81,734

Carl J.
Bentley    0                0       400,000             81,734

Donald
Champlin   0                0       400,000             81,734



Refer to Note 5 to the Consolidated Financial Statements for description of Stock Option Plan.

Item 11.Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

The following table shows, as of November 30, 1996, the beneficial ownership of Common Stock by each person known by the Company to own beneficially more than 5 percent of the outstanding shares of its Common Stock. The Company has no other class of voting securities.

                                      Common Stock

Name and Address of         Amount and Nature of             Percent
Beneficial Owner            Beneficial Ownership             of Class
Carl J. Bentley             1,476,963 (1)                    14.3%
4275 Forest Street
Denver, CO  80216

Alan C. Bergold             1,864,454 (1)                    18.1%
4275 Forest Street
Denver, CO  80216

Don Champlin                1,501,606 (1)                    14.6%
4275 Forest Street
Denver, CO  80216



(1) Includes 400,000 shares which may be acquired pursuant to the exercise of stock options exercisable within 2 years.

(b)  Security Ownership of Management

The following table shows, as of November 30, 1996, the equity securities beneficially owned by all directors of the Company and all directors and officers of the Company as a group.

(1)  Directors

                                       Common Stock

Name and Address of       Amount and Nature of         Percent
Beneficial Owner          Beneficial Ownership         of Class
Carl J. Bentley           1,476,963 (1)                14.3%
4275 Forest Street
Denver, CO  80216

Alan C. Bergold           1,864,454 (1)                18.1%
4275 Forest Street
Denver, CO  80216

Don Champlin              1,501,606 (1)               14.6%
4275 Forest Street
Denver, CO  80216

R. Thomas Dalbey                  0                      0%
4275 Forest Street
Denver, CO  80216



(1) Includes 400,000 shares which may be acquired pursuant to the exercise of stock options exercisable within 2 years.

(2)   Directors and Officers as a Group

                           Amount and Nature of          Percent
Title of Class             Beneficial Ownership         of Class
Common Stock                4,843,023                   47.0%
(par value $.01)


(c)  Changes in Control

     None.


Item 12.  Certain Relationships and Related Transactions

(a)  Transactions With Management and Others

On November 30, 1996, the Board of Directors granted an option to each of the three executive officers of CPS to purchase up to 200,000 shares at $.222822 per share by December 31, 1998.

On November 30, 1995, the Board of Directors granted an option to each of the three executive officers of CPS to purchase up to 200,000 shares at $.18585 per share by December 31, 1997.

During March 1994, the Company entered into an agreement to purchase one third of the common shares held by R. Thomas Dalbey, President, Director, and principal owner, 1,386,011 shares at $.14 per share for a total cost of $194,041.54. This amount was paid in cash. On November 30, 1995, the Company purchased an additional 1,386,011 shares at $.18585, adjusted for fiscal 1994 net income, per share for a total of $257,590. This amount was paid in cash. On October 31, 1996, the Company purchased the remaining 1,386,011 shares at $.222822 per share for a total cost of $308,333 from R. Thomas Dalbey. This amount was paid in cash.

On May 31, 1994, the Board of Directors granted an option to each of the three executive officers of CPS to purchase up to 200,000 shares at $.14 per share by December 31, 1994. In June 1994, each of the three officers exercised options to purchase 107,143 shares, or 321,428 total shares, at $.14 per share for a total of $45,000. The remaining options were exercised in December 1994.

(b)  Certain Business Relationships

None.
(c)  Indebtedness of Management

None.

(d)  Transactions with Promoters

Not applicable.

                                           PART IV

Item 13.  Exhibits and Reports on Form 8-K

Exhibits

(a) The documents listed below have been filed as exhibits to this report. As used in this exhibit list, "Form 10" means the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission in March 1981.

3.1  Articles of Incorporation (incorporated by reference to Exhibits
3.1 and 3.2 to Form 10).

3.2  By-laws (incorporated by reference to Exhibit 3.3 to the Form 10).

11  Statement Regarding Computation of Per Share Earnings.

21  Subsidiaries of the Company.

24  Power of Attorney

(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.
HIA, INC. AND SUBSIDIARIES


                                   Exhibit 21

                          SUBSIDIARIES OF THE COMPANY


Name                                              State of Incorporation

CPS Distributors, Inc.                                    Colorado

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HIA, INC.



                By: //Alan C. Bergold
                ---------------------------
                Alan C. Bergold, President,
                Treasurer and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                               Title                    Date

//Carl J. Bentley
-------------------                     Chairman of the Board
Carl J. Bentley                         and Director           2/28/97

//Alan Bergold
--------------------                    President,
Alan C. Bergold                         Treasurer and Director 2/28/97

//Donald Chaplin
--------------------                    Executive Vice
Donald Champlin                         President, Secretary   2/28/97
                                        and Director

//R. Thomas Dalbey
-------------------
                                        Director               2/28/97
R. Thomas Dalbey



Report of Independent Certified Public Accountants
Consolidated Financial Statements:
  Balance Sheet
  Statements of Operation
  Statements of Stockholders' Equity
  Statements of Cash Flows
  Summary of Accounting Policies
  Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
HIA, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of HIA, Inc. and subsidiaries (the "Company") as of November 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended November 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIA, Inc. and its subsidiaries as of November 30, 1996 and the results of their operations and their cash flows for the years ended November 30, 1996 and 1995 in conformity with generally accepted accounting principles.


                                                      BDO Seidman, LLP


Denver, Colorado
January 8, 1997

HIA, Inc. and Subsidiaries Consolidated Balance Sheet
November 30,                                                1996


Assets (Note 1)
Current:
  Cash                                                      $ 141,584
  Accounts receivable, less allowance of
   $72,847 for possible losses                              1,528,131
  Inventories                                               2,078,802
  Other current assets                                        116,418
----------------------------------------------------------------------

Total current assets                                       3,864,935
----------------------------------------------------------------------

Property and equipment:
  Land and improvements                                       45,295
  Buildings and improvements                                 237,361
  Equipment                                                  366,591
---------------------------------------------------------------------

                                                             649,247
  Less accumulated depreciation and
   amortization                                              485,105
---------------------------------------------------------------------

Net property and equipment                                   164,142
---------------------------------------------------------------------

Investment and other assets                                   75,544
---------------------------------------------------------------------

                                                         $ 4,104,621
========================================================================

HIA, Inc and Subsidiaries Consolidated Balance Sheet

November 30,                                              1996
Liabilities and Stockholders' Equity

Current liabilities:
  Note payable to bank (Note 1)                           $ 878,613
  Accounts payable                                          477,637
  Checks written against future deposits                    126,183
  Accrued bonuses                                           143,855
  Accrued profit sharing plan contribution (Note 5)          95,000
  Income taxes payable (Note 3)                              46,166
  Other current liabilities                                  69,816
--------------------------------------------------------------------

Total current liabilities                                 1,837,270
--------------------------------------------------------------------
Commitments and contingencies (Notes 2 and 5)                     -

Stockholders' equity (Note 4):
  Common stock, $.01 par value; 20,000,000 shares
   authorized; 13,107,896 issued                            131,079
  Additional paid-in capital                              3,109,271
  Accumulated deficit                                      (236,043)
--------------------------------------------------------------------

                                                          3,004,307

  Less treasury stock at cost; 4,004,513 shares             736,956
-------------------------------------------------------------------

Total stockholders' equity                                2,267,351
--------------------------------------------------------------------

                                                        $ 4,104,621
====================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

[CAPTION]
HIA, Inc. and Subsidiaries Consolidated Statements of Operations

Years Ended November 30,                   1996           1995
Revenues:
  Net sales                                $ 16,483,773   $ 14,402,087
  Interest income                                10,780         18,004
  Other income                                   23,327         52,538
----------------------------------------------------------------------

Total revenues                               16,517,880     14,472,629
----------------------------------------------------------------------

Costs and expenses:
  Cost of sales                             11,432,836       9,920,580
  Selling, general and administrative         4,161,733      3,782,363
  Interest expense                              117,526        131,040
----------------------------------------------------------------------

Total costs and expenses                     15,712,095     13,833,983
----------------------------------------------------------------------

Income before taxes on income                   805,785        638,646

Taxes on income (Note 3)                        268,116        285,102
----------------------------------------------------------------------

Net income                                  $   537,669     $  353,544
======================================================================

Net income per share                        $       .05     $       .0
======================================================================

Weighted-average common
 shares outstanding                          11,575,475     12,405,055
======================================================================

[CAPTION]
HIA, Inc. and subsidiaries Consolidated Statements of Shareholders
Equity

Years Ended November 30, 1996

                                             Additional
                   Common Stock           Paid-In            Accumulated
               Shares        Amount       Capital            Deficit
Balance,
 December 1,
 1994          13,107,896    $ 131,079  $ 3,109,271      $ (1,127,256)

Acquisition
 of treasury
  stock

Issuance of
 shares held
  in treasury

Net income                                  353,544
----------------------------------------------------------------------

Balance,
 November
  30, 1995     13,107,896      131,079    3,109,271         (773,712)

Acquisition
 of treasury
  stock

Issuance of
  shares held
  in treasury

Net income                                  537,669
----------------------------------------------------------------------

Balance,
 November
  30, 1996     13,107,896    $ 131,079  $ 3,109,271       $ (236,043)
======================================================================

                       Treasury Stock         Total Stockholders' Equity

Balance,
December 1
,1994                  $ (198,670)            $ 1,914,424

Acquisition
 of treasury
  stock                  (268,453)               (268,453)

Issuance of
 shares held
 in treasury               39,000                  39,000

Net Income                                        353,544
----------------------------------------------------------------------

Balance,
 Novemebr 30,
  1995                   (428,123)              2,038,515

Acquisition of
 treasury stock          (375,493)               (375,493)

Issuance of
 shares held
 in treasury               66,660                  66,660

Net income                                        537,669
----------------------------------------------------------------------

Balance,
 November 30,
  1996                 $ (736,956)            $ 2,267,351
======================================================================

[CAPTION]
HIA, Inc. and Subsidiaries Consolidated Statements of Cash Flows

Increase (Decrease) in Cash

Years Ended November 30,                     1996          1995

Operating activities:
  Net income                                 $  537,669     $  353,544

  Adjustments to reconcile net income to
   net cash provided by
    (used in) operating
     activities:
    Depreciation and amortization                33,566         48,426
    Allowance for doubtful accounts             (20,153)        (5,594)
    Deferred income taxes                       (27,563)        42,653
    Amortization of deferred gain                              (17,660)
    Issuance of treasury stock in lieu of
    bonuses                                                     39,000
    Changes in operating assets
      and liabilities:
    Accounts receivable                        (209,007)      (270,245)
    Inventories                                (112,518)      (333,584)
    Other current assets                        (42,413)         4,707
    Accounts payable                            247,340        (19,461)
    Other current liabilities                  (148,957)       (24,013)
----------------------------------------------------------------------

Net cash provided by (used in)
 operating activities                          257,964       (182,227)
----------------------------------------------------------------------

Investing activities:
  Disposal of property and equipment             4,478
  Purchase of property and equipment           (73,485)       (73,984)
  Change in deposits                            (3,178)        18,000
----------------------------------------------------------------------

Net cash used in investing activities          (72,185)       (55,984)
----------------------------------------------------------------------

Increase (Decrease) in Cash

Years Ended November 30,                    1996           1995

Financing activities:
 Proceeds from note payable to bank          5,144,333      5,841,000
 Repayment on note payable to bank          (5,030,000)    (5,167,268)
 Proceeds from installment obligations                          4,667
 Payments on installment obligations            (6,504)       (19,460)
 Acquisitions of treasury stock               (375,493)      (268,453)
 Proceeds from sale of treasury stock           66,660
 Checks written against future deposits         41,697        (54,882)


Net cash provided by (used in)
  financing activities                        (159,307)       335,604

Increase in cash                                26,472         97,393

Cash, beginning of year                        115,112         17,719

Cash, end of year                           $  141,584      $ 115,112

See accompanying summary of accounting policies and notes to consolidated financial statements.


Principles of Consolidation

The consolidated financial statements include the accounts of HIA, Inc. (the "Company" or "HIA"), its wholly-owned subsidiary CPS Distributors, Inc. ("CPS"), and CPS's wholly-owned subsidiary, Water Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


Lines of Business

The principal business of HIA, conducted through its subsidiary CPS, is the wholesale distribution of turf irrigation equipment and pumps.


Reclassifications

Certain reclassifications have been made to the 1995 financial statements in order for them to conform to the 1996 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.


Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company invests temporary cash in demand deposits with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Concentrations of credit risk with respect to accounts receivables are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas.


Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.


Financial Instruments

The note payable to bank bears interest of a floating rate of interest based upon the lending institutions prime lending rate. Accordingly, the fair value approximates its reported carrying amount at November 30, 1996.


Inventories

Inventories consist of wholesale goods held for resale which are primarily valued at the lower of cost (as determined using first-in, first-out method) or market.


Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, ranging from five to ten years. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statement of operation.

Revenue Recognition

The Company recognizes revenue at the time sales are shipped to customers in the normal course of business.


Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.


Net Income Per Common Share

Net income per common share is computed using the weighted-average number of shares outstanding during each period presented. Options to purchase stock (1,200,000 and 600,000 options outstanding at November 30, 1996 and 1995) are included as common stock equivalents, when dilutive.


Statements of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.


HIA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Note Payable to Bank

CPS and its subsidiary have a line-of-credit agreement with a bank which expires April 30, 1998. The available loan amount is the lesser of $4,000,000 or the computed borrowing base, as defined. The line-of-credit provides for interest at the bank's base rate (8.25% at November 30, 1996) plus 1%. The agreement is collateralized by primarily all of the Company's business assets including trade accounts receivable, inventories and property and equipment, excluding owned real estate. Additionally, the bank has the right of set-off under this agreement. The agreement is also guaranteed by HIA.

The agreement contains several covenants which, among other things, require that the Company maintain certain financial ratios, minimum net worth and minimum working capital as defined in the line of credit agreement. In addition, the agreement limits the payment of dividends, the purchase of property and equipment, and officer and stockholder compensation. As of November 30, 1996, the Company was in compliance with the line of credit agreement.

As of November 30, 1996, $878,613 was outstanding under this line-of-credit agreement.


2. Lease Obligation

CPS leases its main warehouse under a non-cancelable operating lease requiring monthly payments of $9,500 through February 2005. CPS has an option to purchase the related property at the end of the initial ten-year term at a price approximating the market value at that time, subject to certain conditions. CPS also has two five-year options to extend the lease term.

CPS also leases vehicles, equipment and warehouse space under non-cancelable operating leases. Total lease expense was $429,055 and $322,897 for fiscal 1996 and 1995.

As of November 30, 1996 future minimum lease payments under non-cancelable operating leases are as follows:


November 30,              Total
1997                       $  436,776
1998                          349,849
1999                          280,003
2000                          240,063
2001                          230,833
Thereafter                    422,039


                          $ 1,959,563



The Company subleased certain warehouse space, receiving rent of $3,300 per month through June 1995. Total rental income recognized under this agreement for the year ended November 30, 1995 was $9,818.


3. Taxes on Income

The provision for taxes on income for the years ended November 30, 1996 and 1995 consisted of the following:

                1996          1995
Current:
 Federal        $ 256,044     $ 206,594
 State             39,635        35,855

Deferred:
 Federal          (26,185)       36,345
 State             (1,378)        6,308

                $ 268,116     $ 285,102


The Company's effective tax rate in 1995 was higher than the federal statutory tax rate of 34% as a result of the tax effect of state income taxes, net of the federal tax benefit and other nondeductible items.

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax asset at November 30, 1996 relate to the following:

Inventories                        $  33,600
Accounts receivable                   26,953
Property and equipment               (13,523)
Other                                  2,220

                                   $  49,250



At November 30, 1996 the net deferred tax asset is classified and included in other current assets in the accompanying balance sheet. The Company recorded no valuation allowance to offset the net deferred tax asset because management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset.


4. Stockholders' Equity

Treasury Stock and Common Stock Options

During March 1994, the Company entered into a stock purchase agreement with an officer under which the Company had an option to purchase 2,772,022 shares of its common stock from the officer. The agreement provided for the purchase of 1,386,011 shares between March 1, 1994 and April 1, 1996 at $.15 per share, and the remaining purchase of 1,386,011 shares between March 31, 1994 and April 1, 1998 at $.16 per share.
Under the agreement, the option price was to be adjusted annually to reflect cumulative net income or loss for each year. During fiscal 1995, the Company exercised its option to purchase 1,386,011 shares at $.18585 per share, adjusted to reflect fiscal 1994 net income. During fiscal 1996, the Company exercised its option to purchase the remaining 1,386,011 shares at $.22282 per share, adjusted to reflect fiscal 1995 net income.

The Company acquired from other stockholders 338,357 shares of its common stock at $.183 to $.20 per share for fiscal 1996 and 71,000 shares of its common stock at $.14 to $.182 per share for fiscal 1995. During fiscal 1996, the Company issued 338,357 shares from treasury to its officers at cost for $66,660 cash. During fiscal 1995, the Company issued 278,571 shares from treasury to its officers in lieu of bonuses valued at $39,000.

On November 30, 1996, the board of directors of the Company granted options to officers of CPS to purchase up to 600,000 treasury shares at $.22282 per share through December 31, 1998. On November 30, 1995, the board of directors of the Company granted options to officers of CPS to purchase up to 600,000 treasury shares at $.18585 per share through December 31, 1997. The options granted during fiscal 1996 and 1995 were granted at an exercise price equal to the common stock's market price at the date of grant. No options were exercised during fiscal 1996 and 1995 under the 1996 and 1995 option plans. As of November 30, 1996 and 1995, the Company has 1,200,000 and 600,000 options outstanding.

In addition, HIA has incentive and non-incentive stock option plans for officers, directors and employees of HIA and its subsidiaries under which options to purchase HIA's common stock are granted at no less than 100 percent of the market price of the stock at the date of the grant. At November 30, 1996 and 1995, there were 684,250 shares reserved for future grants. Under these plans, there were no options granted or outstanding as of November 30, 1996 and 1995.


5. Profit Sharing Plan

HIA, Inc. maintains a noncontributory profit sharing plan (the "Plan") for the benefit of all full-time employees of CPS and CPS' wholly-owned subsidiary, Water Systems, Inc., who are at least 18 years of age. Interests vest ratably after two years and are fully vested after seven years. The Plan is funded by the Company's contribution determined annually by the Board of Directors.

Contributions to the Plan amounted to $95,000 and $80,000 for the years ended November 30, 1996 and 1995.


6. Supplemental Disclosures of Cash Flow Information

                      1996          1995

Cash paid during
 the year for:
  Interest            $ 117,526     $ 131,040
  Income taxes        $ 237,988     $ 161,375