Form 10QSB
period 1997-02-28
HIA INC
filed 1997-04-14
CIK 318189

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, CD  20549

                  Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarter ended February 28, 1997

                      Commission File Number 0-9599

                                 HIA, INC.

           (Exact name of registrant specified in its charter)

      New York                                             16-
1028783
State or other jurisdiction of                        I.R.S.
Employer
incorporation or organization
Identification Number


                             4275  Forest Street
                          Denver, Colorado  80216
             (Address of principal execute offices, zip code)

                                (303) 394-6040
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,303,383 fully diluted shares of the Registrant's $.01 par value common stock were outstanding at February 29, 1997.

                                  HIA, INC.
                                    INDEX

Part 1.   Financial Information

   Item 1.   Financial Statements

   Item 2.   Managements Discussion and Analysis of
             Financial Condition and Results of Operation

Part 2.   Other Information

   Item 6.   Exhibits


                                 Part 1.


Item 1.   Financial Statements

   Consolidated Balance Sheets as of November 30,
   1996 and February 28, 1997

   Consolidated Statement of Earnings for the three months ended February 29, 1996 and February 28 1997

   Consolidated Statement of Cash Flows for the three months ended February 29, 1996 and February 28, 1997

HIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(Information as of November 30, 1996 is based upon an audited balance sheet. All other information is unaudited.)

ASSETS                          February 28,         November 30,
                                     1997                1996

Current Assets:
  Cash                       $      2,650         $     141,584
  Receivables                   1,145,462             1,528,131
  Inventories                   4,024,543             2,078,802
  Other current assets            107,123               116,418
----------------------------------------------------------------
  Total Current Assets       $  5,279,778         $   3,864,935

Property, Plant and
  Equipment,at Cost:
  Land and Improvements      $     45,295        $       45.295
   Buildings and
    Improvements                  242,801               237,361
   Equipment                      402,073               366,591
---------------------------------------------------------------
                             $    690,169        $      649,247

   Less Accumulated
     Depreciation
   and Amortization          $   (492,721)       $     (485,105)
----------------------------------------------------------------


   Net Property, Plant
     and Equipment           $    197,448        $      164,142

Other Assets/Investment      $     95,571        $       75,544
---------------------------------------------------------------

TOTAL ASSETS                 $  5,572,797        $    4,104,621
=================================================================

The accompanying notes are an integral part of the Consolidated
Financial Statements.

HIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET  (Continued)

  (Information as of November 30, 1996 is based upon an audited balance sheet. All other information is unaudited.)

LIABILITIES                         February 28     November 30,
                                      1997                1996
Current Liabilities:
   Notes Payable to Banks        $  1,068,613         $   878,613
   Accounts Payable                 2,584,236             603,820
Accrued Expenses &
  Other Liabilities                    39,969             354,837
-----------------------------------------------------------------
  Total Current Liabilities      $  3,692,818         $ 1,837,270

STOCKHOLDERS EQUITY

Common Stock of $.01 par value
   Authorized 20,000,000
 shares; issued and
   outstanding 10,303,383             131,079            131,079
Additional Paid-in Capital          3,109,271          3,109,271
Accumulated Deficit                  (623,415)          (236,043)
-----------------------------------------------------------------
                                $   2,616,935        $ 3,004,307
Less Treasury Stock:
 4,004,513 Shares at Cost       $    (736,956)       $  (736,956)
-----------------------------------------------------------------
  TOTAL Stockholders' Equity    $     1,879,979      $  2,267,351
=================================================================

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $     5,572,797      $  4,104,621

The accompanying notes are an integral part of the Consolidated
Financial Statements.

                              HIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF EARNINGS

                                          Three Months Ended

                                 February 28,   February 29,
                                   1997            1996
Net Sales                        $1,782,388$    $1,587,607
Cost of Sales                     1,201,231      1,128,450
                                 -----------    -----------

Gross Profit                        581,157       459,157

Selling, General & Admin. Expenses  982,684       819,911
                                   --------      --------

Operating Loss                     (401,527)     (360,754)

Other Income (Deduction):
   Interest Income                    4,528         3,678
   Interest Expense                 (11,714)      (16,421)
   Misc. Income (expense)            21,341         2,284
                                   ---------     ---------
   Total Other Income (deductions)   14,155       (10,459)

NET INCOME$                       $(387,372)    $(371,213)

Loss per Common Share                  (.04)         (.04)

Weighted Average Shares
Outstanding                      10,303,383    10,489,394

The accompanying notes are an integral part of the Consolidated
Financial Statements.

                         HIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                For the Three Months Ended
                              February 28,      February 29,
                                1997               1996
OPERATING ACTIVITIES:
Net Loss before extraordinary
 item                          $  (387,372)     $  (371,213)
Adjustments to reconcile
net income to net cash
used by operating activities:
   Depreciation and Amortization     7,616           9,003
Changes in current assets and
 current liabilities
   Accounts Receivable             382,669         450,019
   Inventories                  (1,945,741)     (1,787,503)
   Other Current Assets              9,295          (2,228)
   Notes Payable to Banks          190,000          31,000
   Accounts Payable              1,980,416       2,078,299
   Other Current Liabilities      (314,868)       (476,821)
                                -----------     -----------
   NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES         $  (77,985)     $  (69,444)

INVESTING ACTIVITIES:
   Purchase of Property and
   Equipment                       (40,922)         (4,370)
   Proceeds from the Sale
   of Property, Plant and
   Equipment                             0               0
   (Increase) Decrease in Other
   Non-current Assets.             (20,027)              0
   Purchase of Treasury Stock            0               0
     NET CASH (USED IN) PROVIDED
     BY INVESTING ACTIVITIES    $  (60,949)      $  (4,370)

FINANCING ACTIVITIES,:
   Repayments of Long-term
   Obligations                           0               0
NET CASH IN BY FINANCING
     ACTIVITIES                          0               0

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS      $  (138,934)     $  (73,814)

Cash and Cash Equivalents,
 Beginning of Year                 141,584         115,112

Cash and Cash Equivalents,
  End of Quarter                  $  2,650       $  41,298
                                ----------       ---------

The accompanying notes are an integral part of the Consolidated
Financial Statements

                      HIA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.    Basis for Presentation

      The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended February 28, 1997 are not necessarily indicative of the results that may be obtained for the year ending November 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for the year ended November 30, 1996 filed with the Securities and Exchange Commission on February 25, 1997.

   Item 2,   Management's Discussion and Analysis of Financial
Condition and Results of Operations

   The Registrant's working capital decreased by $440,705 during the three months ended February 28, 1997 principally as a result of the following factors:

  (1)   An operating cash loss of $379.756
  (2)   Purchase of equipment of $40,922
  (3)   Increase in non-current assets of $20,027

   At February 28, 1997, the company's subsidiary had lines of credit totaling $4,000,000 of which $3,121,387 was available for future borrowings. The lines of credit are guaranteed by the company.

   Results of Operations

   Net sales for the three months ended February 28, 1997 were up
$194,781 or 12% greater than the first quarter of 1996.

   The gross profit was 32.6%  during the three months ended
February 28, 1997, compared to the first quarter of 1996 at 28.9% of net sales.

   The selling, general and administrative expenses were up $162,773 for the quarter ended February 28, 1997 as compared to the first quarter of the previous year principally as the result of operating expenses of a branch operation located in Cheyenne, Wyoming opened in June 1996 and a branch operation located in Broomfield, Colorado opened in February 1997. Other deductions were down $24,614 as compared to the first quarter of 1996.

   The loss from operations for the first quarter of 1997 was $40,773 more than the first quarter of the previous year primarily attributable to the increase in SG&A expenses offset substantially by the increase in gross profit.


                         Part II


Item 6.    Exhibits

          (a) The following exhibits are filed with this report.

      NONE



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           HIA, INC.

Date:4/14/97                Alan C. Bergold
                            President

Vice President