Form 10QSB
period 1997-05-31
HIA INC
filed 1997-07-16
CIK 318189

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                   For Quarter Ended May 31, 1997

                   Commission File Number 0-9599

                        HIA, INC.

          (Exact name of registrant specified in its charter)

              New York                        16-1028783
        State or other jurisdiction of I.R.S.    Employer
      ncorporation or organization          Identification Number

                       4275 Forest Street
                      Denver, Colorado  80216
          (Address of principal executive offices, zip code)

                           (303) 394-6040
          (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,303,383 fully diluted shares of the Registrant's $.01 par value common stock were outstanding at May 31, 1997




                                  HIA, INC.
                                 INDEX

Part 1.  Financial Information

     Item 1         Financial Statements. . . . . . . . . . . 3

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations. .  . . .. .9


Part 2.  Other Information

    Item 6. Exhibits . . . . .  . . . . . . . . . . . . . . .  10


 Part  1.

Item 1.  Financial Statements

     Consolidated Balance Sheets as of November 30, 1996
      and May 31, 1997. . . . . . .                          . . . . . .4

     Consolidated Statement of Earnings for the six months
       May 31, 1997 and May 31, 1996 and the three months
       ended May 31, 1997 and May 31, 1996. . . . . . . . . . .         5

     Consolidated Statement of Cash Flows for the six months
      ended May 31, 1997 and May 31, 1996. . . . . . . . . . . . . ..   6


                 HIA, INC. AND SUBSIDIARIES

                 CONOLIDATED BALANCE SHEET


(Information as of November 30, 1995 is based upon an audited balance sheet. All other information is unaudited.)

ASSETS                                           May 31,     November 30,
                                                  1997        1996
Current Assets:
  Cash                                           $  229,362   $ 141,584
  Receivables                                     2,546,005   1,528,131
  Inventories                                     4,244,956   2,078,802
  Other current assets                              117,597     116,418
                                                 ----------   ----------
     Total current assets                        $7,137,920  $3,864,935

Property, Plant & Equipment,
 at cost:
   Land and Improvements                         $   45,295  $   45,295
   Buildings                                        248,038     237,361
   Equipment                                        415,573     366,591
                                                 ----------   ----------
                                                 $  708,906  $  649,247
Less accumulated depreciation
     and amortization                            $  500,125  $ (485,105)
                                                 ----------  -----------
     Net property, plant and equipment              208,781     164,142
Other Assets/Investments                             83,890      75,544
TOTAL ASSETS                                     $7,430,591  $4,104,621
                                                 ==========   ==========

[CAPTION]
The accompanying notes are an integral part of the Consolidated Financial
 Statements.

                     HIA, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET (Continued)

(Information as of November 30, 1996 is based upon an audited balance sheet. All other information is unaudited).

                                                May 31,     November 30,
LIABILITIES                                      1997         1995
Current Liabilities:
  Notes Payable to Banks                        $2,078,613  $  878,613
Accounts payable                                 2,743,898     603,820
  Accrued expenses & other  liabilities            238,063     354,837
                                                ----------   ---------
Total current liabilities                       $5,060,574  $1,837,270

STOCKHOLDERS' EQUITY

Common Stock of $.01 par value
  Authorized 20,000,000 shares;
  issued and outstanding 10,303,383                131,079     131,079
Additional paid-in capital                       3,109,271  3,109,271
Accumulated Deficit                              (  133,377)(  236,043)
                                                 ---------   ----------
                                                  3,106,973  3,004,307

LESS: Treasury Stock:4,004,513 Shares           (   736,956) ( 736,956)
                                                 ---------  -----------
 at cost
  TOTAL Stockholders' Equity                      2,370,017   2,267,351
TOTAL LIABILITIES AND                            =========   ==========
STOCKHOLDERS' EQUITY                             $7,430,591  $4,104,621

The accompanying notes are an integral part of the Consolidated
Financial Statements.


                           HIA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                               Six Months Ended       Three Months Ended
                              May 31,     May 31,     May 31,     May 31,
                               1996*        1997        1996*        1997
Net Sales                     $7,199,397  $7,021,381  $5,417,009  $5,433,774
Cost of Sales                  4,828,026   4,767,543   3,626,795   3,639,093
                              ----------   ---------  ----------  ----------
Gross Profit                   2,371,371   2,253,838   1,790,214   1,794,681

Selling, general & admin.     $2,176,761  $1,849,544  $1,194,007  $1,029,633
                              ----------  ----------  ----------  -----------
expenses

Operating Income (Loss)          194,610     404,294     596,137     765,048

Other income (Deduction):
  Interest Income                  8,209       3,643       3,681        (35)
Interest Expense                 (60,005)    (51,085)    (48,291)    (34,664)
  Misc. Income (expense)           8,852       5,330     (12,489)     3,046
                                ---------  ----------  ----------  ----------
   Total Other Income            (42,944)   ( 42,112)    (57,099)   (31,653)
    (deductions)
Income before tax                151,666     362,182      539,038    733,395
Income Tax                        49,000     141,250       49,000    141,250

NET INCOME (LOSS)             $  102,666  $  220,932    $ 490,038   $592,145
                                ========    ========      =======    =======

Income (Loss) per Common             .01         .02          .05         .06
   Share
Weighted average shares
outstanding                   10,303,383  10,443,394   10,303.383   10,443,394

The accompanying notes are an integral part of the Consolidated
Financial Statements.

*The periods shown as of May 31, 1996 have been restated from the 10Q report filed for the second quarter of 1996 to reflect the accrual of $162,890 of additional SG&A expenses and $141,250 of federal and state taxes.


                   HIA, INC. AND SUBSIDIARIE

                  CONSOLIDATED STATEMENT OF CASH FLOWS


                                                For the six months ended
                                                May 31,         May 31,
                                                1997            1996*

OPERATING ACTIVITIES:
<S >
Net Income before extraordinary item            $102,666    $ 220,932
Adjustments to reconcile net income
 to net cash used by operating
 activities:
  Depreciation and amortization                   15,020       10,609
Changes in current assets and
   current liabilities
     Accounts receivable                        (1,017,874)  (1,334,539)
     Inventories                                (2,166,154)  (1,409,594)
        Other current assets                        (1,179)    ( 57,636)
     Notes payable to banks                      1,200,000      500,500
     Accounts payable                            2,140,078    2,072,991
     Other current liabilities                    (116,774)    (109,242)
                                                -----------  -----------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                               155,783     (105,979
                                                 ===========  ===========
INVESTING ACTIVITIES
 Disposal of property and equipment               ( 59,659)       4,132
(Increase) decrease in other noncurrent
 assets                                           (  8,346)      (3,180)
 (Purchase) or sale of treasury stock                   -0-      (8,235)
                                                 -----------   ---------
NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                              (68,005)      (7,283)
                                                   ========      =======

NET INCREASE (DECREASE) IN CASH AND CASH            87,778     (113,262)
 EQUIVALENTS

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      141,584      115,112
 CASH AND CASH EQUIVALENTS, END OF QUARTER         229,362        1,850
                                                   ========      =======

The accompanying notes are an integral part of the Consolidated Financial Statements.
(*see note from page 6)

                        HIA, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.      Basis for Presentation

     The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended May 31, 1997 are not necessarily indicative of the results that may be obtained for the year ending November 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration's form 10K for the year ended November 30, 1996 filed with the Securities and Exchange Commission on February 25, 1997.


Item 2.         Management's Discussion and Analysis
                              Financial condition and Results of Operations


     The Registrant's working capital increased by $49,681 during the six months ended May 31, 1997 principally as a result of the following factors:

        (1) An operating cash income of $117,681
        (2) Reductions to other assets of $8,346
        (3) Additions of equipment of $59,659

     At May 31, 1997 the Company's subsidiary had lines of credit totaling $4,000,000 of which approximately $2,200,000 was available for future borrowing, The lines of credit are guaranteed by the Company.

Results of Operations

     Net sales for the three months ended May 31, 1997 were down $16,765 or 1/2 of 1% less than the second quarter of 1996.

     The gross profit was 33% during the three months ended May 31, 1997, compared to the second quarter of 1996 at 33% of net sales.

     The selling, general and administrative expenses were up $164,444 for the quarter ended May 31, 1997 as compared to the second quarter of the previous year. Other deductions were up $25,446 as compared to the second quarter of 1996, principally as a result of the increase in interest expense on the line of credit.

     The income from operations for the second quarter of 1996 was $168,911 less than second quarter of the previous year primarily attributable to the increase in SG&A expenses.


Part II

Item    6. Exhibits

   (a)   The following exhibits are filed with this report.

         NONE





                                       SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the under signed hereunto duly authorized.


                                            HIA, INC.





Date------------------------------    ----------------------------
                                      Alan C. Bergold
                                      Chief Financial Officer &
                                      Executive Vice-President