Form 10QSB/A
period 1997-05-31
HIA INC
filed 1997-07-17
CIK 318189

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
                                      Alan C. Bergold
                                      Chief Financial Officer &
                                      Executive Vice-President
[TYPE]                   EX-27
[DESCRIPTION]            Artticle 5 Fin. Data Scehdule for year Ended 10-KSB
[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]            12-MOS
[FISCAL-YEAR-END]        NOV-30-1997
[PERIOD-START]           DEC-01-1996
[PERIOD-END]             MAY-31-1997
[CASH]                           229
[SECURITIES]                       0
[RECEIVABLES]                   2546
[ALLOWANCES]                       0
[INVENTORY]                     4245
[CURRENT-ASSETS]                7138
[PP&E]                           709
[DEPRECIATION]                   500
[TOTAL-ASSETS]                  7431
[CURRENT-LIABILITIES]           5061
[BONDS]                            0
[COMMON]                         131
[PREFERRED-MANDATORY]              0
[PREFERRED]                        0
[OTHER-SE]                      2976
[TOTAL-LIABILITY-AND-EQUITY]    7431
[SALES]                         7021
[TOTAL-REVENUES]                7021
[CGS]                           4768
[TOTAL-COSTS]                   6617
<OTHER-EXPENCES>                   0
[LOSS-PROVISION]                   0
<INTEREST-EXPENCE>                51
[INCOME-PRETAX]                  362
[INCOME-TAX]                     141
<INCOMING-CONTINUING>            221
[DISCONTINUED]                     0
[EXTRAORDINARY]                    0
[CHANGES]                          0
[NET-INCOME]                     221
[EPS-PRIMARY]                    .02
[EPS-DILUTED]                    .02