Form 10QSB
period 1997-08-31
HIA INC
filed 1997-10-14
CIK 318189

FORM 10QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549


                     Quarterly Report Under Section 13 or
                   15(d) of the Securities Exchange Act of
                                    1934
                       For Quarter Ended August 31, 1997
                       Commission File Number 0-9599
HIA, INC.


(Exact name of registrant as specified in its
charter)
New York				         16-1028783


State or other jurisdiction of  I.R.S.
Employer Identification
incorporation or organization   Number
	4275 Forest Street
Denver, Colorado 80216


(Address of principal executive offices, zip code)
							(303) 394-6040
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year,
if changed since last report.)
			Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes__X__   No_____


			Indicate the number of shares outstanding of each of the
issuer's
classes of common stock, as of the latest practicable date: 10,
303,383 shares of the Registrant's $.01 par value common
stock were outstanding at August 31, 1997
								HIA, INC.
									INDEX
Part 1.  Financial Information
				Item	1.  Financial Statements..
				Item	2.  Management's Discussion and Analysis of


	Financial Condition and Results
of Operations. . ... .	. . .
Part	2.  Other Information
								Item 6.  Exhibits. .. . . ...	. . . . .
Part	1.
Item	1.  Financial Statements
Consolidated Balance Sheets as of November 30,
1996 and August 31, 1997. .. .	. . . . . . .


Consolidated Statement of Earnings for the nine months
ended August 31, 1996 and August 31, 1997 and the
three months ended August 31, 1996 and August 31,
1997.
Consolidated Statement of Cash Flows for the nine-
months ended August 31, 1996 and August 31, 1997..
 ... .

<CPATION>
HIA, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
(Information as of November 30, 1995 is based upon an
audited balance sheet.		All other information is
unaudited.)


<
											August 31,      November
30,
ASSETS									   1997           1996
Current Assets:
	Cash							                $       2,650     $141,584
 Receivables								 2,546,876
1,528,131
	Inventories							 3,768,598
2.078,802
	Other current assets				   301,508
116,418
-----------------------------------------------------------------------
- Total current assets			$ 6,619,632    $
3,864,935
Property, Plant & Equipment, at cost:
	Land and improvements			$    45,295     $
45,295
	Buildings								   253,275
237,361
	Equipment								   421,605
366,591
-----------------------------------------------------------------------
- $  720,175
$649,247
		Less accumulated depreciation and
			amortization				$ (508,081)
$(485,105)
-----------------------------------------------------------------------
- Net property, plant and
				equipment				   212,094       164,142
Other Assets/Investments				     83,930       75,544
TOTAL ASSETS								 $6,915,656
$4,104,621
=======================================================================
= ======

The accompanying notes are an integral part of the Consolidated
Financial Statements.


HIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Continued)
(Information as of November 30, 1996 is based upon an audited balance sheet. All other information is unaudited).
			August 31,
November 30,


LIABILITIES		1997                1996
Current Liabilities:
	Notes payable to banks                     $ 2,213,613         $
878,613
Accounts payable	 1,406,182
603,820
Accrued expenses & other
		liabilities		 640,379
354,837 ------------------------------------------------------------------
----------
Total current liabilities                    $ 4,260,174
1,837,270
STOCKHOLDERS' EQUITY
Common Stock of $.01 par value


	Authorized 20,000,000 shares;
	issued and outstanding 10,303,383		  131,079
131,079
Additional paid-in capital		3,109,271
3,109,271
Accumulated Deficit		  152,088        (
236,043) -------------------------------------------------------------
---------------
				3,392,438
3,004,307
LESS: Treasury Stock:4,004,513 Shares	 (  736,956)       (
736,956)
	TOTAL Stockholders Equity		2,665,482
2,267,351
======================================================================
== ======
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $  6,915,656      $
4,104,621

[CAPTION]
The accompanying notes are an integral part of the Consolidated
Financial Statements.


HIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF EARNINGS
			Nine Months Ended	  Three Months
Ended
		August 31,   August 31     August 31,    August
31,
			1997         1996	1997           1996


Net Sales            $ 13,455,124   $13,137,931    $6,255,727
6,116,550
Cost of Sales          (9,119,186)  (9,008,605)   (4,291,160)
(4,241,062)
Gross Profit	4,335,938    4,129,326     1,964,567
1,875,488
Selling, general
&	admin.expenses      ( 3,613,113   (3,181,572)   (1,436,352)
(1,332,028)
Operating Profit
(Loss)	  722,825      947,754	528,215
543,460
Other Income (Deductions):
Interest income           12,723       10,764         4,514
7,121
Misc. income (expense)		14,597       10,827	  5,745
5,497
Total other income
(deductions)	  (81,703)    ( 67,103)	(38,759)
(24,991)
Income before taxes	  641,122      880,651	489,456
518,469
Income Taxes	  252,991      351,000	203,991
209,750
NET INCOME	  388,131      529,651	285,465
308,719
=======================================================================
= ======
Income per common
share                $		   .04     $    .05	$   .03       $
03
Income per common share
	fully diluted		   .04          .05	    .03
03
-----------------------------------------------------------------------
------
Weighted Average Share
Outstanding            10,303,383   10,443,394     10,303,383
10,443,394
Fully diluted shares
	outstanding          10,303,383   11,043,394     10,303,383
11,043,394

The accompanying notes are an integral part of the Consolidated


Financial Statements.

HIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS
	For the nine months
ended August 31,
August 31,
1997           1996
OPERATING ACTIVITIES:


Net Income before
extraordinary item		 388,131       $  529,651
	Adjustments to reconcile
net income to net
cash used by operating
activities
Depreciation  and amortization		  22,976           10,170
Changes in current
assets and current
liabilities
		Accounts receivable		 (1,018,745)      (1,085,164)
		Inventories		 (1,689,796)      (1,483,621)


		Other current assets		 (  185,090)      (  222,738)
		Accounts payable			 802,362          974,962
		Other current liabilities			 285,542          289,072
----------------------------------------------------------------------
-------
	NET CASH PROVIDED BY
OPERATING ACTIVITIES		 (1,394,620)      (  987,688)
INVESTING ACTIVITIES
(Purchase) Disposal of property and equipment              (70,928)
(			49,885)
	Proceeds from the sale of property, plant and


			equipment			                          0
0
	(Increase)Decrease in other noncurrent assets              ( 8,386)
(	 3,242)
	Notes Payable to Banks			                  1,335,000
970,500 ------------------------------------------------------------------------
-----------------------
NET CASH USED BY INVESTING ACTIVITIES		                  1,255,686
917,373
FINANCING ACTIVITIES
	Repayments of long-term obligations		                          0
(			 6,504)
	Proceeds from sale of Treasury Stock	                          0
0
	Purchases of Treasury Stock			                          0
(			 8,418)
--------------------------------------------------------------------------------
---------------
NET CASH USED BY FINANCING ACTIVITIES		                          0
(			14,922)
NET INCREASE (DECREASE)IN CASH AND CASH EQUIV               (138,934)
(			85,217)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 141,584
115,112
CASH AND CASH EQUIVALENTS, END OF QUARTER                      2,650
29,895


----------------------------------------------------------------------
-------------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.
HIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.  Basis for Presentation
The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of manage-ment, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended August
31, 1997 are not necessarily indicative of the results that may be obtained for the year ending
November 30, 1997 These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K filed with the Securities and Exchange


Commission on February 25, 1997.
Item 2.  Management's Discussion and Analysis of Financial
			Condition and Results of Operations
		The Registrant's working capital increased by $331,793 during the nine months ended August
31, 1997 principally as a result of the following factors:
(1) An operating cash income of $411,107
(2) Additions to other noncurrent assets of $8,386
(3) Additions to property, plant & equipment of $70,928
At August 31, 1997, the Company's subsidiary had lines of credit totaling $4,000,000 of which approximately $1,700,000 was available for future borrowings.
The lines of credit are


guaranteed by the Company.
Results of Operations
		Net sales for the three months ended August 31, 1997 were up $139,177 or 2% more than the third quarter of 1996.
		The gross profit was 31.4% during the three months ended August 31, 1997, compared to the third quarter of 1996 at 30.7% of net sales.
		The selling, general and administrative expenses were up $89,079 or 4.7% for the quarter ended August 31, 1997 over the third quarter of the previous year, primarily due to the additional expense of setting up new branch operations located in Colorado Springs and
Broomfield, Colorado. Other deductions were up $13,768 as compared to the third quarter of


1996.
	Net income from operations for the third quarter of 1997 was $23,254 lower than the third quarter of the previous year
Statement of Cash Flow
	The significant increase in net borrowings from banks of $364,500 for the first nine months of 1997 over the first nine months of 1996 was due principally to the increase in net inventory purchases for the same periods of $206,175 and the decrease in net accounts payable of $172,600.
The opening of the branch operations in 1997 increased base inventory levels by approximately $300,000. Larger orders placed with manufacturers in the fall of 1996 for winter/spring shipments in 1997 on "early buy" incentive programs
(tied to previous years sales
levels of the manufacturers products) dictated higher inventory levels and faster payment than normal on these purchases.
As a result of the aforementioned interest expense increased
$20,329 in 1997 over
comparable nine months of the previous year.
Part II
Item 6.     Exhibits
(a)     The following exhibits are filed with this report
		NONE
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
 HIA, INC.
Date_-----------------
Alan C. Bergold,
Chief Financial Officer &
President