Form 10KSB
period 1997-11-30
HIA INC
filed 1998-02-27
CIK 318189

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                     Form 10-KSB
                            Annual Report Pursuant to
                            Section 13 or 15(d) of the
                        Securities and Exchange Act of 1934

For the fiscal year ended                         Commission File
November 30, 1997                                 #09-9599

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

The Issuer had revenues of $17,049,693 for the fiscal year ended
November 30, 1997.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of February 1, 1998 was approximately $966,214 based on insider transactions which took place in 1997.

The number of shares of the only class of Common Stock of the Issuer outstanding as of January 1, 1998 was 10,153,383 fully diluted, 9,553,383 non-diluted.

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

(b)  Narrative Description of Business

General The Company acquired CPS, a one hundred-year-old company based in Denver, Colorado, in February 1984. CPS serves customers in the Rocky Mountain region in five states consisting of Colorado, Wyoming, New Mexico, Kansas and Nebraska. CPS carries a variety of brand name products, including pumps and water systems, water conditioning equipment, pump and well accessories, pipe valves and fittings and sprinkler system equipment. The industrial, commercial and residential pumps and turf irrigation equipment represented approximately 19% and 81%, respectively, of net sales for 1997 and approximately 21% and 79%, respectively, of net sales in 1996.

CPS' line of products has changed in response to the supply and demand forces of the marketplace. The management of CPS believes that its two divisions (i.e., turf and irrigation equipment and industrial, commercial and residential pumps and equipment) reduce the cyclicality of sales and earnings that would otherwise be affected by product line shifts caused by economic and demographic changes; however, the Company is subject to the ups and downs of the overall construction activity in the Rocky Mountain region. The Company purchases approximately 25% of its products from one manufacturer. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

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

Quotation activity is especially intense in the winter and spring months (December to April) when contracts are reviewed and eventually awarded for spring or summer construction. Since over 81% of CPS' business relates to turf and irrigation products, its sales are concentrated from March to October and are therefore seasonal in nature.

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

CPS has seven major competitors in its market area for turf and irrigation equipment and six major competitors in its market area for industrial, commercial and residential pumps and equipment. It is estimated by management that CPS has over 20% of the total market in Colorado for residential pumps and 34% of the total market in Colorado for turf and irrigation equipment. Some of CPS' competitors have financial resources greater than CPS.

CPS estimated that in the past two years its market share in the turf and irrigation equipment market in Colorado increased because of the cumulative effect of opening satellite operations in Thornton, Colorado, in March 1992; Littleton, Colorado, in March 1993; Aurora, Colorado, in March 1994; in the central section of Denver in March 1995; and in Broomfield, Colorado in February 1997; all located in the Denver metropolitan area. CPS opened a branch in Cheyenne, Wyoming in June 1996 and Colorado Springs, Colorado in July 1997. Management believes that CPS can continue to consolidate its market share in the turf and irrigation market by opening additional local warehousing and sales operations.

Management believes CPS has an established reputation as a distributor of quality product lines such as Rainbird, Hunter, Lasco and Jacuzzi. CPS competes primarily on service and, to a lesser extent, on price, quality and reliability of products, technical services and availability of products.

Employees - At November 30, 1997, the Company employed approximately 63 persons, of which 30 were warehouse employees and 33 were sales and administrative employees. The Company considers its employee relations to be good. None of the Company's employees are covered by union contracts or collective bargaining agreements.

Item 2. Properties

The Company's leased facilities in Denver, Colorado are comprised of an aggregate of 32,265 square feet of offices and warehouse on 166,000 square feet of land. This building serves as the main warehouse of CPS and the executive offices of the Company. In addition, the Company owns property in Casper, Wyoming, which consists of 6,159 square feet of office/warehouse space on 33,600 square feet of land. The Company also leases a warehouse and small office in Colorado Springs, Colorado comprised of 6,370 square feet of office/warehouse space on 21,781 square feet of land; 4,000 square feet of office and warehouse space on 14,000 square feet of land in Fort Collins, Colorado; 10,000 square feet of office and warehouse space in Thornton, Colorado; 5,000 square feet of office and warehouse space in Littleton, Colorado; 4,000 square feet of office and warehouse space in Aurora, Colorado; 8,400 square feet of office and warehouse space in the central section of Denver, Colorado; 9,120 square feet of office and warehouse space in Cheyenne, Wyoming; 6,400 square feet of office and warehouse space in Broomfield, Colorado and 2,550 square feet of office and warehouse space in Colorado Springs, Colorado (North store).
During November 1994, the Company entered into a new agreement to lease warehouse space for its main warehouse. The lease has a ten year term, beginning March 1995, with monthly rent at $9,500 for the first five years, after which the monthly rent may be adjusted by the percentage increase in the Consumer Price Index. The Company has an option to purchase the related property at the end of the initial ten year term at a price approximating the market value at that time, subject to certain conditions. The Company also has two five-year options to extend the lease term, one at the beginning of the eleventh year and one at the beginning of the 16th year. The Company is to pay for all taxes, insurance and maintenance on the property.

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


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fiscal year ended November 30, 1997.


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

The approximate number of holders of record of HIA Shares as of November 30, 1997 was 2,000.

The Company has never declared any dividends with respect to HIA Shares.
 The Company has not in the past and is currently restricted from paying cash dividends under its existing line-of-credit agreement.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

At November 30, 1997, the Company had total cash balances of $15,295. Cash flows used in operating activities decreased $502,251 during the year ended November 30, 1997 primarily as a result of net income of $417,562 offset by increases in accounts receivable and inventory levels of $161,306 and $420,168, respectively, and decreases in accounts payable of $296,128. The increase in accounts receivable resulted directly from increased sales levels. The increased level of inventories resulted primarily from the opening of new satellite operations during fiscal 1997.

The following is a two-year summary of working capital and current ratios:

                                      1997                  1996
Working Capital                  $1,990,549           $2,027,665
Current Ratios                    1.85 to 1            2.10 to 1

At November 30, 1997, the Company and its subsidiaries have an available line-of-credit totaling $4,000,000, of which $2,501,387 was unused.

On September 9, 1997, the Company entered into an agreement with Colorado National Bank to finance up to $500,000 of computer and related equipment. The Company has contracted with a local software company to provide software, equipment and technical services to upgrade and enhance its enterprise data and information systems. As of November 30, 1997 the Company spent $306,068 on the project which is financed by Colorado National Bank on an interim basis at prime rate. The purchase of equipment is shown as a fixed asset (equipment) on the financial statements and the loan as a short-term debt (note payable to bank).

It is anticipated by the Company that the total project will cost approximately $450,000 and the short-term financing will be converted to a five year capital lease sometime during the first quarter of 1998.

Management believes that the present working capital is adequate to conduct its present operations. The Company does not have any commitments nor anticipates material capital expenditures for fiscal
1998.

During March 1994, the Company entered into an agreement to purchase
1,386,011 of the common shares in the Company held by R. Thomas Dalbey, then President, Director, and principal owner, at $.14 per share for a total cost of $194,042. This amount was paid in cash. The agreement also gave the Company the option to purchase 1,386,011 of Mr. Dalbey's remaining shares at $.15 per share by April 1, 1996, and 1,386,011 shares (or all remaining shares) at $.16 per share by April 1, 1998.
The per share cost to acquire the remaining 2,772,022 shares held by Mr.
Dalbey was to be adjusted for the net profit or loss generated by the Company during the option period.

On November 30, 1995, the Company exercised its option and purchased
1,386,011 common shares held by R. Thomas Dalbey at $.18585 per share, for a total cost of $257,590 under this agreement. On October 31, 1996, the Company exercised its option and purchased 1,386,011 common shares held by R. Thomas Dalbey at $.22282 per share, for a total cost of $308,833 under this agreements.

The Company acquired from other stockholders 529,288 shares of its common stock at approximately $.20 per share during fiscal 1997 and 338,357 shares of its common stock at $.183 to $.20 per share during fiscal 1996. During fiscal 1997, the Company issued 529,288 shares from treasury to its officers for cash proceeds of $45,000 and $58,958 in consideration of accrued bonuses owed its officers. During fiscal 1996, the Company issued 338,357 shares from treasury to its officers for cash proceeds of $66,600.

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

On December 31, 1997, the officers and directors of the Company exercised a total of 450,000 shares of the November 30, 1995 option at
 .18585 per share. Concurrently, 150,000 shares of the original option total of 600,000 shares expired.

Results of Operations

Comparison 1997 vs. 1996

Net sales were up $531,917 primarily as a result of the opening of two new satellite operations; northern Colorado Springs, Colorado (July
1997) and Broomfield, Colorado (February 1997). Cost of sales increased by $299,662 proportional to the increase in sales for the year. Gross profit percent was 31% for both fiscal years 1997 and 1996. Selling, general and administrative expenses were up $395,649 primarily as a result of the additional expenses of the two new branches of $136,683, payroll compensation (including taxes) of $101,860 and insurance expenses of $78,371. The increase in insurance expenses were primarily due to the increase in employee health insurance rates, workers compensation rate increases and the premium cap the Company placed on the co-payment by employees with dependent coverage. Due to a very competitive labor market in the Rocky Mountain region, pay rates increased greater than the rate of inflation and other types of compensation or accommodations were required to attract and keep valuable employees.

Net income decreased by $120,107 primarily due to the additional expenses incurred by the two new branches; a total of $136,683. This amount was partially offset by the income tax effect of the loss.

The weighted-average interest rates on bank borrowings was 9.1% and 9.5% for 1997 and 1996, respectively. The weighted-average balance outstanding of $1,697,363 for 1997 increase by $461,236 over 1996 primarily as a result of the additional inventory carried by the Company in 1997.

   Income Taxes

At November 30, 1997, the Company has recorded a current net deferred tax asset totaling $76,000 and has recorded a noncurrent net deferred tax asset totaling $5,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets. See note 3 to the Company's consolidated financial statements.

  Year 2000 Compliant

Subsequent to November 30, 1997, the Company began converting its computer systems to be year 2000 compliant (e.g., to recognize the difference between 99 and 00 as one year instead of negative 99 years). The Company expects all of its computer systems to be in compliance by January 1999. The total cost of the project is estimated to be $450,000 and is being funded through a long-term capital lease obligation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently issued
Statement of Financial Accounting Standards No. 128 "Earnings Per Share"
("SFAS 128") and Statement of Financial Accounting Standards No. 129
"Disclosure of Information About an Entity's Capital Structure ("SFAS
129"). SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion
("ABP") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.
 PRIVATE
In June 1997, FASB issued Statement of Financial Accounting Standard No.
130 "Reporting Comprehensive Income ("SFAS 130") and Statement of
Financial Accounting Standard No. 131 "Disclosures about Segments of an
Enterprise and Related Information ("SFAS" 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial
Accounting Standard No. 14 "Financial Reporting for Segments of a
Business Enterprise." SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
 It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures.
Results of operations and financial position, however, will be unaffected by the implementation of these standards.

Item 7.  Financial Statements

The response to this item is submitted as a separate section of this report.


Report of Independent Certified Public Accountants
Consolidated Financial Statements:
Balance Sheet
Statements of Income
Statements of Stockholders' Equity
Statements of Cash Flows
Summary of Accounting Policies
Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
HIA, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of HIA, Inc.
and subsidiaries (the "Company") as of November 30, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two year period ended November 30, 1997.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIA, Inc. and its subsidiaries as of November 30, 1997 and the results of their operations and their cash flows for each of the years in the two year period ended November 30, 1997 in conformity with generally accepted accounting principles.


BDO Seidman, LLP


Denver, Colorado
January 9, 1998

Hia, Inc. and Subsidiaries
Consolidated Balance Sheet




November 30,                                                   1997
Assets (Note 1)

Current:
Cash                                                      $       15,295
Accounts receivable, less allowance of
$ 86,000 for possible losses                                   1,676,222
Inventories                                                    2,498,970
Other current assets                                             148,029


Total current assets                                           4,338,516


Property and equipment:
Land and improvements                                           45,295
Buildings and improvements                                     286,441
Equipment                                                      761,623

------------------------------------------------------------------------
                                                              1,093,359
Less accumulated depreciation and
Amortization                                                  525,997

------------------------------------------------------------------------
Net property and equipment                                      567,362

Investments and other assets                                    127,002

------------------------------------------------------------------------
                                                             $5,032,880

See accompanying summary of accounting policies and notes to consolidated financial statements.

Hia, Inc. and Subsidiaries
Consolidated Balance Sheet, (Continued)


November 30,                                                        1997

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable to banks (Note 1)                            $ 1,804,681
Accounts payable                                               181,508
Checks written against future deposits                         125,498
Accrued bonuses                                                124,042
Accrued profit sharing plan contribution (Note 5)               63,500
Income taxes payable (Note 3)                                   10,077
Other current liabilities                                       38,661


Total current liabilities                                     2,347,967

------------------------------------------------------------------------
Commitments (Notes 2 and 5)

Stockholders' equity (Note 4):
Common stock, $.01 par value; 20,000,000 shares
 authorized; 13,107,896 issued and 9,103,383
 outstanding                                                   131,079
Additional paid-in capital                                   3,109,271
Retained earnings                                              181,519

-----------------------------------------------------------------------
                                                              3,421,869
Less treasury stock at cost; 4,004,513 shares                   736,956

-----------------------------------------------------------------------
Total stockholders' equity                                    2,684,913

-----------------------------------------------------------------------
                                                           $  5,032,880

See accompanying summary of accounting policies and notes to consolidated financial statements.

Hia, Inc. and Subsidiaries
Consolidated Statements of Income


Years Ended November 30,                   1997          1996

Revenues:
Net sales                             $  17,015,690    $  16,483,773
Interest income                              18,006           10,780
Other income                                 15,997           23,327


Total revenues                            17,049,693      	16,517,880

--------------------------------------------------------------------
Costs and expenses:
Cost of sales                            11,732,498      	11,432,836
Selling, general and administrative       4,557,382       	4,161,733
Interest expense                            154,876         117,526

--------------------------------------------------------------------
Total costs and expenses                  16,444,756      	15,712,095

--------------------------------------------------------------------
Income before taxes on income                604,937         805,785

Taxes on income (Note 3)                     187,375         268,116

--------------------------------------------------------------------
Net income                              $    417,562    $	    537,669

Net income per common share             $        .04    $        .05

Weighted-average common
shares and common share
equivalents outstanding                   9,878,192      	11,575,475

See accompanying summary of accounting policies and notes to consolidated financial statements.

Hia, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity


                                               Additional   Retained
                                               Paid-In      Earnings   Treasury    Total
                                                                                   Stock-
Years Ended November 30,    Common Stock                                         holders'
 1997 and 1996           Shares     Amount     Capital     (Deficit)    Stock     Equity
Balance, December
 1, 1995                13,107,896  $131,079 $ 3,109,271  $(773,712) $(428,123) 	$2,038,515

Acquisition of
 treasury stock                                                       (375,493)  	(375,493)

Issuance of shares
 held in treasury                                                       66,660      	66,660

Net income                                                   537,669               537,669
==========================================================================================

Balance, November
 30, 1996               13,107,896   131,079	   3,109,271		   (236,043) (736,956)  	2,267,351

Acquisition of
 treasury stock                                                       (103,958)  	(103,958)

Issuance of shares
 held in treasury                                                      103,958     	103,958

Net income                                                  417,562	                417,562


Balance, November
 30, 1997               13,107,896 $ 131,079	 $ 3,109,271 	$  181,519 	$(736,956) $	2,684,913

See accompanying summary of accounting policies and notes to consolidated financial statements.

Hia, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

Increase (Decrease) in Cash

Years Ended November 30,                          1997           1996

Operating activities:
Net income                                     $   417,562    $  537,669
Adjustments to reconcile net income to
 net cash provided by (used in) operating
  activities:
Depreciation and amortization                       40,892        33,566
Allowance for doubtful accounts                     13,215       (20,153)
Deferred income taxes                              (32,114)      (27,563)
Changes in operating assets and liabilities:
 Accounts receivable                              (161,306)     (209,007)
 Inventories                                      (420,168)     (112,518)
 Other current assets                              (15,908)      (42,413)
 Accounts payable                                 (296,128)      247,340
 Other current liabilities                         (48,296)     (148,957)

-----------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                             (502,251)      257,964

------------------------------------------------------------------------
Investing activities:
 Disposal of property and equipment                               4,478
 Purchase of property and equipment               (138,045)     (73,485)
 Change in investments and other assets            (46,350)      (3,178)

------------------------------------------------------------------------
Net cash used in investing activities             (184,395)     (72,185)

-----------------------------------------------------------------------

Hia, Inc. and Subsidiaries
Consolidated Statement of Cash Flows, (Continued)


Increase (Decrease) in Cash

Years Ended November 30,                           1997           1996

Financing activities:
Proceeds from note payable to bank          5,790,000      	5,144,333
Repayments on note payable to bank         (5,170,000)    	(5,030,000)
Payments on installment obligations                           (6,504)
Acquisitions of treasury stock               (103,958)      	(375,493)
Proceeds from sale of treasury stock           45,000         66,660
Checks written against future deposits           (685)        41,697

----------------------------------------------------------------------
Net cash provided by (used in)
financing activities                          560,357       	(159,307)

----------------------------------------------------------------------
Increase (decrease) in cash                   (126,289)        26,472

Cash, beginning of year                        141,584        115,112

---------------------------------------------------------------------
Cash, end of year                          $    15,295      $ 141,584

See accompanying summary of accounting policies and notes to consolidated financial statements.

Hia, Inc. and Subsidiaries
Summary of Accounting Policies

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

Concentrations of credit risk with respect to accounts receivables are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers.

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.


Financial Instruments The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Other Current Liabilities

Fair values of accounts receivables, accounts payable and other current liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

Notes Payable to Banks

The notes payable to banks bear interest at floating rates of interest based upon lending institutions' prime lending rate. Accordingly, their fair value approximates their reported carrying amounts at November 30, 1997.

Inventories Inventories consist of wholesale goods held for resale which are primarily valued at the lower of cost (as determined using first-in, first-out method) or market.

Property and Equipment Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, ranging from three to ten years. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statement of operation. At November 30, 1997, property and equipment includes $306,068 of data and information systems equipment under installation and not yet in service.

Long-Lived Assets Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the assets and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value.

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

Net Income Per Common Share Net income per common share is computed using the weighted-average number of shares outstanding during each period presented. Options to purchase stock (1,200,000 options outstanding at November 30, 1997 and 1996) are included as common stock equivalents, when dilutive.

Statements of Cash Flows For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock Option Plans The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and the related Interpretation in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information About an Entity's Capital Structure ("SFAS 129"). SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("ABP") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

In June 1997, FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS" 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.
Hia, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Notes Payable to Banks
   Line-of-Credit Agreement

CPS and its subsidiary have a line-of-credit agreement with a bank which expires April 30, 1999. The available loan amount is the lesser of $4,000,000 or the computed borrowing base, as defined. The line-of-credit provides for interest at the bank's base rate (8.5% at November 30, 1997) plus 1/2%. The agreement is collateralized by primarily all of the Company's business assets including trade accounts receivable, inventories and property and equipment, excluding owned real estate. Additionally, the bank has the right of set-off under this agreement. The agreement is also guaranteed by HIA.

The agreement contains several covenants which, among other things, require that the Company maintain certain financial ratios, minimum net worth and minimum working capital as defined in the line of credit agreement. In addition, the agreement limits the payment of dividends, the purchase of property and equipment, and officer and stockholder compensation. As of November 30, 1997, the Company was in compliance with the line of credit agreement.

As of November 30, 1997, $1,498,613 was outstanding under this line-of-credit agreement.

Note Payable

During September 1997, the Company entered into a $500,000 short term financing commitment with Colorado National Bank for the purchase of computer and related equipment. The note payable bears interest at 8.5% with interest only payable monthly. The note payable is due September 30, 1998 at which time the note payable will be converted into a long-term capital lease obligation. The note payable is collateralized by the computer and related equipment. As of November 30, 1997, the note payable balance was $306,068.

2. Lease Commitments

CPS leases its main warehouse under a non-cancelable operating lease requiring monthly payments of $9,500 through February 2005. CPS has an option to purchase the related property at the end of the initial ten-year term at a price approximating the market value at that time, subject to certain conditions. CPS also has two five-year options to extend the lease term.

CPS also leases vehicles, equipment and warehouse space under non-cancelable operating leases. Total lease expense was approximately $487,000 and $429,000 for fiscal 1997 and 1996.

As of November 30, 1997 future annual minimum lease payments under non-cancelable operating leases are as follows:

November 30,                                          Total


1998                                              $   483,000
1999                                                  412,000
2000                                                  318,000
2001                                                  248,000
2002                                                  132,000
Thereafter                                            273,000

---------------------------------------------------------------
                                                $  1,866,000

2. Taxes on Income

The provision for taxes on income for the years ended November 30, 1997 and 1996 consisted of the following:

                                   1997           1996

Current:
 Federal                      $   209,412     $   256,044
 State                             10,077          39,635

Deferred:
 Federal                          (29,511)        (26,185)
 State                             (2,603)         (1,378)


                            $    187,375    $   268,116

A reconciliation of taxes on income at the federally statutory rate to the effective tax rate is shown below:

Years ended November 30,                  1997            1996

Income taxes computed at
 the federal statutory rate              $  192,672    $  273,967
State income taxes, net of
 federal benefit                              6,651         9,408
Other                                       (11,948)      (15,259)


Taxes on income                          $  187,375    $  268,116


Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax asset at November 30, 1997 relate to the following:

                                             Current       Long-term

Inventories                                $  44,000       $       -
Accounts receivable                           32,000               -
Property and equipment                             -           3,000
Other                                              -           2,000

---------------------------------------------------------------------
                                          $  76,000       $	   5,000

At November 30, 1997, $76,000 of the net deferred tax asset is classified as current and included in other current assets in the accompanying consolidated balance sheet. At November 30, 1997, $5,000 of the net deferred tax asset is classified as long-term and included in other current assets in the accompanying consolidated balance sheet.
The Company has recorded no valuation allowance to offset the net deferred tax asset because management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax asset.

4.  Stockholders' Equity

Treasury Stock and Common Stock Options

During March 1994, the Company entered into a stock purchase agreement with an officer under which the Company had an option to purchase 2,772,022 shares of its common stock from the officer. The agreement provided for the purchase of 1,386,011 shares between March 1, 1994 and April 1, 1996 at $.15 per share, and the remaining purchase of 1,386,011 shares between March 31, 1994 and April 1, 1998 at $.16 per share.
Under the agreement, the option price was to be adjusted annually to reflect cumulative net income or loss for each year. During fiscal 1995, the Company exercised its option to purchase 1,386,011 shares at $.18585 per share, adjusted to reflect fiscal 1994 net income. During fiscal 1996, the Company exercised its option to purchase the remaining 1,386,011 shares at $.22282 per share, adjusted to reflect fiscal 1995 net income. The Company acquired from other stockholders 529,288 shares of its common stock at approximately $.20 per share during fiscal 1997 and 338,357 shares of its common stock at $.183 to $.20 per share during fiscal 1996. During fiscal 1997, the Company issued 529,288 shares from treasury to its officers for cash proceeds of $45,000 and $58,958 in consideration of accrued bonuses owed its officers. During fiscal 1996, the Company issued 338,357 shares from treasury to its officers at cost for $66,660 cash.

On November 30, 1996, the board of directors of the Company granted options to officers of CPS to purchase up to 600,000 treasury shares at $.22282 per share through December 31, 1998. On November 30, 1995, the board of directors of the Company granted options to officers of CPS to purchase up to 600,000 treasury shares at $.18585 per share through December 31, 1997. The options granted during fiscal 1996 and 1995 were granted at an exercise price equal to the common stock's market price at the date of grant. No options were exercised during fiscal 1997 and 1996 under the 1996 and 1995 option plans. As of November 30, 1997 and 1996, the Company has 1,200,000 options outstanding.

In addition, HIA has incentive and non-incentive stock option plans for officers, directors and employees of HIA and its subsidiaries under which options to purchase HIA's common stock are granted at no less than 100 percent of the market price of the stock at the date of the grant. At November 30, 1997 and 1996, there were 684,250 shares reserved for future grants. Under these plans, there were no options granted or outstanding as of November 30, 1997 and 1996.

The following table summarizes information on stock option activity:

                                                   Weighted
                                                   Average
                                                   Exercise
               Number of    Exercise Price         Price      Expiration
               Shares        Per share             Per share  Dates

Outstanding at
 December 1,
  1995           600,000      $0.18585             $0.18585    12/31/97
Granted          600,000      $0.22282             $0.22282    12/31/98
Expired                -             -                    -           -


Outstanding at
 November 30,
  1996         1,200,000      $.18585-$.2282       $0.204     1997-1998
Granted                -             -                  -             -
Expired                -             -                  -             -


Outstanding
 at
November 30,
 1997          1,200,000      $.18585-$.2282       $0.204     1997-1998

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0 percent for all years; no expected volatility; risk-free interest rates of 6.21 and 5.4 percent; and expected lives of two years for the stock options.

Under the accounting provisions for SFAS No. 123, the Company's net income and net income per common share would have been decreased by the pro forma amounts indicated below:

Years Ended November 30,                1997           1996

Net income:
  As reported                      $  417,562     $  537,669
  Pro forma                        $  403,488     $  521,665

Net income per common share:
  As reported                      $      .04     $      .05
  Pro forma                        $      .04     $      .05

The following information summarizes stock options outstanding at November 30, 1997.


                Outstanding                          Exercisable
                   	           Weighted Average
                            Remaining                          Weighted
                 Number    	 Contractual     	Exercise   	Number  	Average
Exercise Prices Outstanding	 Life in years   Price  	 Exercisable Exercise

   $.18585         600,000   	Less than 1   $.18585	   600,000    $.18585
   $.22282         600,000	   Less than 2   $.22282   	600,000    $.22282

-----------------------------------------------------------------------
$.18585-$.22282 1,200,0000   Less than 2   $  .204   600,000    $  .204

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

Contributions to the Plan amounted to $63,500 and $95,000 for the years ended November 30, 1997 and 1996.

6. Supplemental Disclosures of Cash Flow Information    1997      1996

Cash paid during the year for:
  Interest                                         $  	154,876 $  117,526
  Income taxes                                     $	  255,206 $	  237,988

Excluded from the statement of cash flows for the years ended November 30, 1997 and 1996 were the effects of certain noncash investing and financing activities as follows:

                                                   1997            1996


Purchase of equipment with
 third party financing                            $  	306,068     $     -

Payment of officers' bonuses
 through issuance of
 treasury stock                                   $   58,958     $	     -


7. Subsequent Event

On December 31, 1997, the officers of the Company exercised a total of 450,000 shares of the November 30, 1995 options at an exercise price of $.18585 per share. Concurrently, the remaining 150,000 of the November 30, 1995 options expired (see Note 4).


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

Name                  Age    Positions                  	Director Since

Carl J. Bentley       64     Chairman of the Board       1994
                              and Director

Alan C. Bergold       49     President, Treasurer        1981
                             and Director

Donald Champlin       46     Executive Vice President,   1994
                             Secretary and Director

(b)  Identification of Executive Officers

The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such.

Name                 Age       Positions        	Year First Elected (1)

Carl J. Bentley       64     Chairman of the Board         1996
                             and Director                  1994

Alan C. Bergold       49     President, Treasurer          1996
                             and Director                  1981

Donald L. Champlin    46     Executive Vice President,     1996
                             Secretary
                             and Director                  1994

(1) All officers serve at the discretion of the Board of Directors.


(c) Business Experience

The material presented below sets forth a brief account of the business experience during at least the past five years of each director, executive officer and significant employee.

Carl J. Bentley, age 64, was appointed Chairman of the Board in October 1996. He joined the Company as General Manager of CPS in July 1985. In November 1986, he became President and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

Alan C. Bergold was appointed President in October 1996 and Executive Vice President of the Company in July 1983. He served as Vice President and Secretary of the Company from 1981 to 1983. Mr. Bergold, who is 49 years old, has been a director of the Company since 1981. In addition, Mr. Bergold is a Colorado Real Estate Broker and a Certified Public Accountant.

Donald Champlin, age 46, was appointed Executive Vice President in October 1996. He joined the Company as Pump Product Manager in October 1983. In February 1989, he became Vice President of Marketing and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

(d)  Involvement in Certain Legal Proceedings

     None.

(e)  Promoters and Control Persons

     Not applicable.


Item 10.  Executive Compensation

Summary Compensation Table

The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended November 30, 1997, 1996 and 1995 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:

                  Annual Compensation Name and
Principal Position    Year Ended Nov. 30     Salary      Bonus       Other
                                                                    Annual
                                                                Compensation
Carl J. Bentley        1997              $ 132,750     $ 61,000    -
 Chairman of the       1996                122,541       91,316    -
  Board                1995                113,550       76,521    -

Alan C. Bergold        1997              $ 130,250     $ 61,000    -
 President             1996                120,042       91,316    -
                       1995                111,050       76,521    -

Donald Champlin        1997              $ 127,750     $ 61,000    -
 Executive Vice-       1996                117,546       91,316    -
  President            1995                108,550       76,521    -

                      Long-term Compensation


                    Restricted Stock       Options     LTIP       All Other
                    Award                  SARs        Payouts    Compensation

Carl J. Bentley        -
 Chairman of the       -                 200,000 (1)   -           -
  Board                -                 200,000 (2)   -           -

Alan C. Bergold        -
 President             -                 200,000 (1)   -           -
                       -                 200,000 (2)   -           -

Donald Champlin        -
 Executive Vice-       -                 200,000 (1)   -           -
  President            -                 200,000 (2)   -           -

 (1) Options to purchase shares of common stock at $.222822 each expiring December 31, 1998.

(2) Options to purchase shares of common stock at $.18585 each expiring
December 31, 1997.

The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to the above-listed officers. The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lessor of $50,000 or 10% of the cash compensation reported.

The Company has employment agreements as follows:

Carl J. Bentley (1): $134,500 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of parent company expenses and profit-sharing contribution; term of six years beginning
February 1, 1994.

Alan C. Bergold (1): $132,000 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of parent company expenses and profit-sharing contribution; term of six years beginning
February 1, 1994.

Donald Champlin (1): $129,500 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of parent company expenses and profit-sharing contribution; term of six years beginning
February 1, 1994.

(1) There is a provision for payment of one year's compensation as a result of the sale of all or substantially all of the Company's assets.

(b) Option/SAR Grants in Last Fiscal Year

                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options        Employees     Exercise
                  SARs           in Fiscal     or Base      Expiration
  Name            Granted        Year         Price/($ Share)  Date

  None


(c) Aggregated Option/SAR Exercise and Fiscal Year-End Option/SAR Value
Table

                                      Number of           Value of
                                      Securities         Unexercised
                                      Underlying         In-the-Money
                                      Unexercised          Options/
               Shares                 Options/SARs         SARs at
               Acquired     Value     at FY-end             FY-end
Name           on Exercise  Realized  (all exercisable)(all exercisable)
Alan C. Bergold   0           $  0       	400,000         $  81,734
Carl J. Bentley   0              0       	400,000            81,734
Donald Champlin   0              0       	400,000            81,734


Refer to Note 4 to the Consolidated Financial Statements for description of Stock Option Plan.

Item 11.Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

The following table shows, as of November 30, 1997, the beneficial ownership of Common Stock by each person known by the Company to own beneficially more than 5 percent of the outstanding shares of its Common Stock. The Company has no other class of voting securities.

                              Common Stock

Name and Address of       Amount and Nature of         Percent
Beneficial Owner          Beneficial Ownership         of Class

Carl J. Bentley           1,753,392 (1)                 17.0%
4275 Forest Street
Denver, CO  80216

Alan C. Bergold           2,040,884 (1)                 19.8%
4275 Forest Street
Denver, CO  80216

Don Champlin              1,678,035 (1)                16.3%
4275 Forest Street
Denver, CO  80216

(1) Includes 400,000 shares which may be acquired pursuant to the exercise of stock options exercisable within 2 years.

(b) Security Ownership of Management

The following table shows, as of November 30, 1997, the equity securities beneficially owned by all directors of the Company and all directors and officers of the Company as a group.

(1)  Directors

                               Common Stock

Name and Address of          Amount and Nature of             Percent
Beneficial Owner             Beneficial Ownership             of Class

Carl J. Bentley               1,753,392 (1)                   17.0%
4275 Forest Street
Denver, CO  80216

Alan C. Bergold               2,040,884 (1)                   19.8%
4275 Forest Street
Denver, CO  80216

Don Champlin                  1,678,035 (1)                   16.3%
4275 Forest Street
Denver, CO  80216

(1) Includes 400,000 shares which may be acquired pursuant to the exercise of stock options exercisable within 2 years.

(2)  Directors and Officers as a Group

                         Amount and Nature of           Percent
Title of Class            Beneficial Ownership        of Class

Common Stock                   5,472,311                  53.1%
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

During March 1994, the Company entered into an agreement to purchase 1,386,011 of the common shares in the Company held by R. Thomas Dalbey, then President, Director, and principal owner, at $.14 per share for a total cost of $194,042. This amount was paid in cash. On November 30, 1995, the Company purchased an additional 1,386,011 shares at $.18585, adjusted for fiscal 1994 net income, per share for a total of $257,590.
 This amount was paid in cash. On October 31, 1996, the Company purchased the remaining 1,386,011 shares at $.22282 per share for a total cost of $308,333 from R. Thomas Dalbey. This amount was paid in cash.

During fiscal 1997, the Company issued 529,288 shares from treasury to its officers for cash proceeds of $45,000 and $58,958 in consideration of accrued bonuses owed its officers. During fiscal 1996, the Company issued 338,357 shares from treasury to its officers for cash proceeds of $66,600.

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


HIA, Inc. and Subsidiaries

Exhibit 11--Statement Re:  Computation of Earnings Per Share

Historical weighted average number of shares outstanding is summarized as follows:

                                     Year Ended November 30, 1997
                                       Days          Weighted Average
                       Number of       Outstanding   Shares Outstanding
                        Shares        in Fiscal 1997    11/30/97

Common stock issued     13,107,896        365           13,107,896
Treasury stock
 Outstanding            (4,004,513)        20             (219,425)
Treasury stock
 Outstanding            (4,160,513)         3              (34,196)
Treasury stock
 Outstanding            (4,165,513)         4              (45,649)
Treasury stock
 Outstanding            (4,187,935)         3              (34,421)
Treasury stock
 Outstanding            (4,189,935)        11             (126,272)
Treasury stock
 Outstanding            (4,279,623)         9             (105,525)
Treasury stock
 Outstanding            (4,295,023)        34             (400,084)
Treasury stock
 Outstanding            (4,317,523)         7              (82,802)
Treasury stock
 Outstanding            (4,330,976)        14             (166,120)
Treasury stock
 Outstanding            (4,426,664)         6              (72,767)
Treasury stock
 Outstanding            (4,457,464)        34             (415,216)
Treasury stock
 Outstanding            (4,458,464)         7              (85,505)
Treasury stock
 Outstanding            (4,508,464)        63             (778,173)
Treasury stock
 Outstanding            (4,508,664)       115           (1,420,538)
Treasury stock
 Outstanding            (4,533,801)        18             (223,585)
Treasury stock
 Outstanding            (4,004,513)        20             (219,424)

Weighted average
 common stock
  outstanding                                            8,678,192

Assumed exercise
 of stock options                                        1,200,000

Weighted average
 number of common
  shares outstanding                                     9,878,192

                          Year Ended November 30, 1996
                                       Days          Weighted Average
                       Number of       Outstanding   Shares Outstanding
                        Shares        in Fiscal 1996    11/30/96
 Common stock
 Issued               13,107,896         365           13,107,896
Treasury stock
 Outstanding          (2,618,502)        365           (2,618,502)
Treasury stock
 Outstanding          (1,386,011)         30             (113,919)


Weighted average
 common stock
  outstanding                                           10,375,475

Assumed exercise
 of stock options                                        1,200,000

Weighted average
 number of common
  shares outstanding                                    11,575,475


Primary and Fully Diluted Earnings per Share

                                        For the Year Ended November 30,
                                                   1997           1996
Income applicable to common stock              $ 417,562     $  537,669

Weighted average number of common
 shares outstanding                            9,878,192     11,575,475

Primary and Fully Diluted Earnings
 Per Share                                         $0.04          $0.05








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

Signature                         Title                            Date

                                  Chairman of the Board
Carl J. Bentley                   and Director

                                  President,
Alan C. Bergold                   Treasurer and Director

                                  Executive Vice
Donald Champlin                   President, Secretary
                                  and Director