Form 10QSB
period 1998-02-28
HIA INC
filed 1998-04-15
CIK 318189

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended  February 28, 1998

Commission File Number 0-9599

HIA, INC.

(Exact name of registrant specified in its charter)

New York                                        16-1028783
State or other jurisdiction of I.R.S.           Employer
incorporated or organization                    Identification Number

4275 Forest Street
Denver, Colorado  80216
(Address of principal executive offices, zip code)

(303)394-6040
(Registrant's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No   .
                                                -------  -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,153,383 fully diluted shares of the Registrant's $.01 par value common stock were outstanding at February 28, 1998.









HIA, Inc.
INDEX

Part I.          Financial Information

  Item 1.        Financial Statements. .. . . . . . . . . . .
  Item 2.        Management's Discussion and Analysis
                 or Plan of Operation . . . . . . . . . . .

Part II         Other Information

  Item 1.         Legal Procedings. .. . . . . . . . . . . .

  Item 2.         Changes in Securities . .  . . . . . . . .

  Item 3.         Defaults upon Senior Securities . . . . .

  Item 4.         Submission of Matters to a
                   vote of Security Holders. .. . . . . . .

  Item 5.         Other information. .. . . . . . . . . . .

  Item 6.         Exhibits and Reports on form 8-K. .. . . .


Part I


Item 1.        Financial Statements

              Consolidated Balance Sheets as of February 28, 1998
               and November 30, 1997 . . . . . . . . . . . . . . . . .

              Consolidated Statements of Operations for the three months ended February 28, 1998 and February 29, 1997 . . . . .

              Consolidated Statements of Cash Flows for the three months
               Ended February 28, 1998 and February 29, 1997 . . .  . .




HIA, Inc and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Information as of November 30, 1997 is based upon an audited balance sheet.
All other information is unaudited.)

ASSETS                                   February 28,      November 30,
                                          1998                   1997
Current Assets:
 Cash                                    $   25,498        $   15,295
 Accounts receivable, net of allowance for
    doubtful accounts                     1,560,064         1.676,222
 Inventories                              3,732,551         2,498,970
 Other current assets                       149,628           148,029
                                         ---------          ---------
     Total current assets                 5,467,741         4,338,516
                                         ----------         ---------

Property and Equipment, at Cost:
 Land and improvements                       45,295            45,295
 Buildings                                  288,240           286,441
 Equipment                                  802,867           761,623
                                          --------           --------
                                          1,136,402         1,093,359

  Less accumulated depreciation
    and amortization                        541,810           525,997
                                          ---------         ---------
Net property and equipment                  594,592           567,362
                                         ----------          --------

Other Assets/Investments                    148,123           127,002
                                          ---------          --------


TOTAL ASSETS                             $6,210,456        $5,032,280
                                         =========         ==========

The accompanying notes are an integral part of the Consolidated Financial Statements.



HIA, Inc. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 1997 is based upon an audited balance sheet.
All other information is unaudited.)


LIABILITIES                                February 28,        November 30,
 1998                 1997
Current Liabilities:
  Notes payable to banks                  $1,556,522         $1,804,681
  Accounts payable                         2,187,433            307,006
  Accured expenses &
    other current liabilities                123,207            236,280
                                          ---------           ---------
        Total current liabilities          3,867,162          2,347,967
                                          ----------          ---------

Commitments

STOCKHOLDERS' EQUITY
Common Stock of $.01 par value;
  Authorized 20,000,000 shares: Issued
   13,107,896 and outstanding 9,553,383
   and 9,103,383                             131.079            131,079
  Additional paid-in capital               3,109,271          3,109,271
  Retained earnings (deficit)               (243,733)           181,519
                                           ---------          ---------
                                           2,996,617          3,421,869


LESS: Treasury stock 3,554,513 and
  4,004,513 shares at cost                 ( 653,323)         ( 736,956)
                                           ---------          ---------

Total Stockholders' Equity                 2,343,294          2,684,913
                                           ---------          ---------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                     $6,210,456          $5,032,880
                                           =========           =========

The accompanying notes are an integral part of the Consolidated Financial Statements.


HIA, Inc. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS


                                           Three Months Ended
                                   February 28,             February 29,
                                       1998                   1997
Net Sales                               $2,070,433        $1,782,388
Cost of Sales                            1,510,301         1,201,231
                                        ----------        ----------
Gross Profit                                560,132           581,157

Selling, general & administrative
  Expenses                                  967,640           982,684
                                          ---------          ---------
Operating Loss                             (407,508)         (401,527)
                                          ---------         ----------
Other Income (Expense)
  Interest Income                            10,889             4,528
  Interest Expense                          (34,307)          (11,714)
  Misc. Income                                5,674            21,341
                                          ---------         ---------
    Total Other Income  (Expense)           (17,744)           14,155
                                          ---------          --------


NET LOSS                                  $(425,252)        $(387,372)
                                           =========        =========


Basis and Diluted Per Share Data:

  Basis                                        $(.05)           $(.04)
  Diluted                                      $(.05)           $(.04)

The accompanying notes are an integral part of the Consolidated Financial Statements.



HIA, Inc. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the three Months Ended
                                        February 28,        February 29,
                                          1998              1997
Increase (Decrease) In Cash

OPERATING ACTIVITIES:
Net loss                                 $ (425,252)        $ (387,372)
Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization           15,813              7,616
  Changes in current assets and
      current liabilities:
  Accounts receivable                       116,158            382,669
  Inventories                            (1,233,581)        (1,945,741)
  Other  current assets                      (1,599)             9,295
  Accounts payable                        1,880,427          1,980,416


  Accrued expenses and
    Other current liabilities               (113,073)          (314,868)
                                           ---------          ----------
NET CASH  PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                        238,893           (267,985)
                                          ----------           ---------
INVESTING ACTIVITIES:
  Purchase of property and equipment         (43,043)           (40,922)
  Increase in other assets                   (21,121)           (20,027)

NET CASH USED IN INVESTING ACTIVITIES        (64,164)           (60,949)
                                            --------            --------
FINANCING ACTIVITIES:
Net borrowings (payments) on notes
  payable to banks                          (248,159)            190,000
Sale of treasury stock                        83,633                -0-
                                            ---------            --------
Net Cash provided by (used in)
  Financing activities                      (164,526)            190,000
                                           ---------            ---------

NET INCREASE(DECREASE) IN CASH                10,203            (138,934)

CASH, BEGINNING OF PERIOD                     15,295             141,584
                                           ---------           ---------

CASH, END OF PERIOD                           25,498               2,650
                                             =======              ======

The accompanying notes are an integral part of the Consolidated Financial
Statements.    (*see note from page 6)





HIA, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.    Basis for Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended February 28, 1998 are not necessarily indicative of the results that may be obtained for year ending November 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration's form 10KSB for the year ended November 30, 1997 filed with the Securities and Exchange Commission on February 27, 1998.

B.    Per Share Amounts

Statement of financial Accounting Standards No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share included no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (9,398,383 and 8,904,124 for 1998 and 1997.) Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of February 28, 1998 and February 29, 1997, options in the amount of 600,000 and 1,200,000 are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive. The implementation of this standard did not have a material effect on the consolidated financial statements.

C.    Recent Accounting Pronouncements

In June 1997, The financial Accounting standards Board (FASB) issued Statement of Financial Accounting Standard No. 130 Reporting Comprehensive Income (SFAS 130) and statement of Financial Accounting Standard No. 131 Disclosurs About Segments of an Enterprise and
Related Information (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners an distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supercedes Statement of Financial Accounting Standard No. 14 Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standard for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because o f the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Item 2.        Management's Discussion and Analysis or Plan of Operation

     The Registrant's working capital decreased by $389,970 during the three months ended February 28, 1998 principally as a result of the following factors:

(1)   purchase of equipment of $43,043,
(2)    increase in others assets of $21,121,
(3)    net payment on line of credit of $248,159,
(4) offset by $83,633 in proceeds received from the sale of treasury stock, and
(5) increase in accounts payable to fund the increase in inventories that were not funded out of the $238,893 in cash provided by operations for the three months ended February 28, 1998.

The net cash provided by operating activities increased by $506,878 primarily as a result of the decrease in inventories as compared to the previous quarter of 1997 ($712,160) offset partially by the increase in accounts receivable as compared to the previous quarter of 1997 ($266,511). The decrease in inventories was primarily a result of the effort by management to reduce the amount of "early order" purchases normally required by the manufacturers of the products the company distributes. The larger manufacturers (Rainbird, Hunter, Lasco, Hardie, etc) normally require their distributors to purchase up to 100% or more of last years purchases in order to keep their factories profitable during the winter months. It became burdensome to the company to continue this practice to the extent demanded of the manufacturers (i.e. increase in the average inventories carried and decreased merchandise turnover ratios resulting in higher operating and financing costs relative to income generated from sales of the products).
The increase in accounts receivable were primarily a result of slower overall payments by the company's customers. The heavy spring rains in 1997 slowed the installation work of the contractors in the Rocky Mountain region, thereby reducing the amount of irrigation work that could be performed and effecting the cash flow of the company's customer base (small to medium size contractors). The company's customers usually are small, undercapitalized businesses depending largely upon the distributor to provide it with the credit to cash flow the business' financial needs.

The net increase of cash used in financing activities was primarily a result of the increase in short term bank borrowings as compared to the same quarter of 1997 ($438,159) offset partially by the sale of common stock options to the company's management ($83,633) during the first quarter of 1998. The increase in bank borrowings was primarily attributable to the increase in cash used by accounts receivable. The increase in the cash provided by the decrease in inventories was primarily offset by the fact that the majority of the increase in inventories during the first two quarters of each year is financed by the vendors or their financing institutions on a protracted
dating basis (e.g. 90 to 180 day term financing).   Therefore, the company
does not normally need to finance the increase in inventories during this period with its own short term bank borrowings.

At February 28, 1998 the Company's subsidiary had a line-of-credit totaling $4,000,000 of which $2,798,987 was available for future borrowing. The line-of-credit is guaranteed by the Company.


Results of Operation

Net sales for the three months ended February 28, 1998 were up $288,045 or 16% greater than the first of 1997. This increase was primarily attributable to the addition of a new branch located in Broomfield, Colorado opened in February 1997 and a branch located in the northern portion of Colorado Springs, Colorado opened in June of 1997 (a total of $150,000 for the two branch operations). The remainder of the increase was due to the successful efforts by management to market a customer early order dating program during the first quarter of 1998.

 The gross profit was 27.1% during the three months ended February 28, 1998, compared to the first quarter of 1997 at 32.6% of net sales primarily due to the decrease of approximately $80,000 during first quarter ended 1998 in rebates earned from manufacturers. This event was due to the timing of rebate credits received from manufacturers in the last month of the 1997 fiscal year which normally would have been received and recorded as income in the 1998 fiscal year.

The selling, general and administrative expenses were down $15,044 for the quarter ended February 28, 1998 as compared to the first quarter of the previous year. Other expenses were up $31,899 as compared to the first quarter of 1997 due to the increase in interest expense of $22,593. This increase was due to the increase in the beginning line-of-credit loan balance of $1,556,522 on December 1, 1997 as compared to $878,613 on December 1, 1996. In addition, there was an increase in the average line-of-credit loan balance of $1,216,946 during the first quarter of 1998 as compared to $860,280 for the same period in 1997. The average line-of-credit loan balance increase for the first quarter of 1998 was primarily due to the increase in accounts receivable average balance of $1,397,372 in 1998 as compared to $1,214,750 for the same period in 1997 and an average inventory balance of $2,801,371 in the first quarter of 1998 as compared to $2,629,021 for the same period in 1997.

The loss from operations for the first quarter of 1998 was $37,880 more than the first quarter of the pervious year primarily attributable to the decrease in gross profit of $21,025 and the increase in interest expenses of $22,593.

Recent Accounting Pronouncement

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 130 Reporting Comprehensive Income (SFAS 130) and Statement of Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS
131). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of financial Accounting Standard No. 14 Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because o f the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.



Year 2000 Compliant

Subsequent to November 30 1997, the Company began converting its computer system to be year 2000 compliant (e.g. to recognize the difference between '99 and '00 as one year instead of negative 99 years.) The Company expects all of its computer systems to be in compliance by January 1999. The total cost of the project is estimated to be $450,000 and is being funded through a long-term capital lease obligation.



Part II

Item 1.   Legal Proceedings

           NONE

Item 2.   Changes in Securities

           NONE

Item 3.   Defaults  Upon Senior Securities

           NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5    Other Information

          NONE

Item 6.   Exhibits

(a)   The following exhibits are filed with this report.

NONE


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the under signed hereunto duly authorized.



HIA  Inc.





Date:_________________________________ ___________________________________
                                        Alan C. Bergold
                                        Chief financial Officer &
                                        Executive vice-Presiden