Form 10QSB
period 1998-05-31
HIA INC
filed 1998-07-14
CIK 318189

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended  May 31, 1998

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
Yes   X   No   .
  -------   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
10,153,383 fully diluted shares of the Registrant's $.01 par value common stock were outstanding at May 31, 1998.



HIA, Inc.
INDEX

Part I.          Financial Information

           Item 1.        Financial Statements.

           Item 2.        Management's Discussion and Analysis
                          or Plan of Operation

Part II         Other Information

            Item 1.         Legal Proceedings.

            Item 2.         Changes in Securities

            Item 3.         Defaults upon Senior Securities

            Item 4.         Submission of Matters to a vote of Security
                            Holders

            Item 5.         Other information

            Item 6.         Exhibits and Reports on form 8-K



Part I


Item 1.        Financial Statements

                   Consolidated Balance Sheets as of May 31, 1998
                    and November 30, 1997

                   Consolidated Statements of Operations for the six months
                    and three months ended May 31, 1998 and May 31, 1997

                    Consolidated Statements of Cash Flows for the six months
                     ended May 31, 1998 and May 31, 1997



HIA, Inc and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Information as of November 30, 1997 is based upon an audited balance sheet.
All other information is unaudited.)

                                               May 31            November 30,
 1998                  1997

ASSETS
Current Assets:
 Cash                                      $      29,650      $       15,295
 Accounts receivable, net of allowance for
    doubtful accounts                          3,364,046           1,676,222
 Inventories                                   3,567,734           2,498,970
 Other current assets                            214,845             148,029
----------------------------------------------------------------------------
     Total current assets                      7,176,275           4,338,516
-----------------------------------------------------------------------------
Property and Equipment, at Cost:
 Land and improvements                            45,295             45,295
 Buildings                                       288,240            286,441
 Equipment                                       802,864            761,623
---------------------------------------------------------------------------
                                               1,136,399          1,093,359

  Less accumulated depreciation
    and amortization                           ( 575,264)         ( 525,997)

 Net property and equipment                      561,135            567,362
---------------------------------------------------------------------------
Other Assets/Investments                         132,834            127,002
---------------------------------------------------------------------------

TOTAL ASSETS                                  $7,870,244         $5,032,280
===========================================================================


The accompanying notes are an integral part of the Consolidated
Financial Statements.


HIA, Inc. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Information as of November 30, 1997 is based upon an audited balance sheet. All other information is unaudited.)

LIABILITIES                         May 28,                  November 30,
                                     1998                     1997
Current Liabilities:
  Notes payable to banks         $1,664,128                 $1,804,681
  Accounts payable                2,780,944                    307,006
  Accured expenses &
    other current liabilities       194,177                    236,280
        Total current liabilities 4,639,249                  2,347,967
----------------------------------------------------------------------
Long Term Liabilities:
  Notes Payable to Banks            335,612                          0
   Total Long Term Liabilities      335,612                          0


TOTAL LIABILITIES                $4,974,861                 $2,347,967
======================================================================

STOCKHOLDERS' EQUITY


Common Stock of $.01 par
 value; Authorized 20,000,000
   shares: Issued 13,107,896
    and outstanding 9,553,383
      and 9,103,383                 131,079                   131,079
  Additional paid-in capital      3,109,271                 3,109,271
  Retained earnings (deficit)       323,756                   181,519
---------------------------------------------------------------------
                                  3,564,106                 3,421,869
---------------------------------------------------------------------

LESS: Treasury stock 3,554,513
 And 4,004,513 shares at cost     ( 668,723)                ( 736,956)
----------------------------------------------------------------------
Total Stockholders' Equity        2,895,383                 2,684,913
---------------------------------------------------------------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $7,870,244                $5,032,880
=====================================================================

The accompanying notes are an integral part of the Consolidated Financial
Statements.

HIA, Inc. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF Operations


                    Six Months Ended                Three Months Ended
               May 31, 1998    May 31, 1997   May 31, 1998   May 31, 1997
Net Sales     $7,577,924      $7,199,397     $5,507,491     $5,417,009
Cost of
 Sales         5,224,288       4,828,026      3,713,987       3,626,795
-----------------------------------------------------------------------
Gross Profit   2,353,636       2,371,371      1,793,504       1,790,214

Selling,
 general &
 Administrative
  expenses     2,095,139       2,176,761      1,127,499       1,194,007
-----------------------------------------------------------------------
Operating
 Income
  (Loss)         258,497         194,610        666,005         596,207

Other Income
 (Deduction);
  Interest
   Income         12,791           8,209          1,902           3,681
Interest
 Expense         (78,548)       ( 60,005)       (44,241)        (48,291)
 Misc. Income
 (Expense)        15,501           8,852          9,827         (12,489)
-----------------------------------------------------------------------

Total Other
 Income
  (Expense)      (50,256)       ( 42,944)        (32,512)       (57,099)

Income before
 tax             208,241         151,666         633,493        539,108
Income tax     (  66,000)       ( 49,000)       ( 66,000)       (49,000)
=======================================================================

Net Income
 (Loss)          142,241         102,666         567,493        490,108


Basis and
 Diluted per
 share data:
   Basis             .01             .01             .06            .05
   Diluted           .01             .01             .06            .05


HIA, Inc. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the six Months Ended
                                            May 31,       May 31,
                                            1998          1997

Increase (Decrease) In Cash

OPERATING ACTIVITIES:
Net Income                           $  142,241      $  102,666
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization       49,267          15,020
  Changes in current assets and
      current liabilities:
  Accounts Receivable                (1,687,824)     (1,017,874)
  Inventories                        (1,068,764)     (2,166,154)
  Other  current assets                 (66,816)         (1,179)
  Accounts Payable                    2,473,938       2,140,078
  Accrued expenses and
    Other current liabilities           (42,103)       (116,774)
----------------------------------------------------------------

NET CASH  PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                 ( 200,061)     (1,044,217)
----------------------------------------------------------------

INVESTING ACTIVITIES:
  (Purchase) of property, plant
 and equipment                         (43,044)         (59,659)
  (Increase) decrease in other
 assets                               (  5,832)        (  8,346)
  Purchase of Treasury Stock           (15,400)               0
NET CASH USED IN INVESTING
 ACTIVITIES                            (64,276)         (68,005)
================================================================

FINANCING ACTIVITIES:
Net borrowings (payments) on notes
  payable to banks                     195,059        1,200,000
Sale of treasury stock                  83,633               -0-
----------------------------------------------------------------
Net Cash provided by (used in)
  financing Activities                 278,692        1,200,000

NET INCREASE(DECREASE) IN CASH          14,355           87,778

CASH, BEGINNING OF PERIOD               15,295          141,584

CASH, END OF PERIOD                     29,650          229,362
================================================================

The accompanying notes are an integral part of the Consolidated
Financial Statements.
(*see note from page 6)


HIA, Inc. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis for Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended May 31, 1998 are not necessarily indicative of the results that may be obtained for year ending November 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration's form 10KSB for the year ended November 30, 1997 filed with the Securities and Exchange Commission on February 27, 1998.

B. Per Share Amounts

Statement of financial Accounting Standards No. 128 provides for the calculation of Basic and Diluted earnings per share.
Basic earnings per share included no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (9,398,383 and 8,904,124 for 1998 and 1997.) Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of May 31, 1998 and May 31, 1997, options in the amount of 600,000 and 1,200,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive. The implementation of this standard did not have a material effect on the consolidated financial statements.

C. Recent Accounting Pronouncements

In June 1997, and statement of Financial Accounting Standard No. 131 Disclosures about Segments of an enterprise and Related Information (SFAS 131). issued Statement of Financial
Accounting Standard No. 130 Reporting Comprehensive Income (SFAS 130) the financial Accounting Standards Board (FASB.)
SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners an distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supercedes Statement of Financial Accounting Standard No. 14 Financial Reporting for Segments of a Business Enterprise.
SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standard for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

In February 1998, the FASB issued SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Item 2.    Management's Discussion and Analysis or Plan of Operation

   The Registrant's working capital increased by $546,477 during the six months ended May 31, 1998 principally as a result of the following factors:

(1) purchase of equipment of $43,044,
(2) increase in others assets of $5,832,
(3) net borrowing from banks of $195,059,
(4) proceeds received from the sale of treasury stock of $83,633 partially offset by the purchase of treasury stock of $15,400.
(5) cash provided by operations for the six months ended May
31, 1998 of $191,508.

The net cash provided by operating activities increased by $844,156 primarily as a result of the decrease in inventories as compared to the previous six months of 1997 ($1,097,390) offset partially by the increase in accounts receivable as compared to the previous six months of 1997 ($669,950). The decrease in inventories was primarily a result of the effort by management to reduce the amount of early order purchases normally required by the manufacturers of the products the company distributes. The larger manufacturers (Rainbird, Hunter, Lasco, Hardie, etc) normally require their distributors to purchase up to 100% or more of last years purchases in order to keep their factories profitable during the winter months. It became burdensome to the company to continue this practice to the extent demanded of the manufacturers (i.e. increase in the average inventories carried and decreased merchandise turnover ratios resulting in higher operating and financing costs relative to income generated from sales of the products). The increase in accounts receivable were primarily a result of slower overall payments by the company's customers and the increase in sales of $378,527 over the same six month period in 1997. The heavy spring rains in 1997 slowed the installation work of the contractors in the Rocky Mountain region, thereby reducing the amount of irrigation work that could be performed and effecting the cash flow of the company's customer base (small to medium size contractors). The company's customers usually are small, undercapitalized businesses depending largely upon the distributor to provide it with the credit to cash flow the business financial needs.

The net decrease of cash used in financing activities was primarily a result of the decrease in bank borrowings as compared to the same six months of 1997 ($1,004,941) and the sale of common stock options to the company's management ($83,633) during the first quarter of 1998. The decrease in bank borrowings was primarily attributable to the decrease in cash used by inventories. The increase in the cash provided by the decrease in inventories was primarily offset by the fact that the majority of the increase in inventories during the first two quarters of each year is financed by the vendors or their financing institutions on a protracted dating basis (e.g. 90 to 180 day term financing). Therefore, the company does not normally need to finance the increase in inventories during this period with its own short term bank borrowings.

At February 28, 1998 the Company's subsidiary had a line-of-credit totaling $4,000,000 of which $2,510,387 was available for future borrowing. The line-of-credit is guaranteed by the Company.


Results of Operation

Net sales for the three months ended May 31, 1998 were up $90,482 or 2% greater than the second quarter of 1997.

 The gross profit was 32.6% during the three months ended May 31, 1998, compared to the second quarter of 1997 at 33.9% of net sales

The selling, general and administrative expenses were down
$66,508 for the quarter ended May 31, 1998 as compared to the first quarter of the previous year. Other income was up $24,587 as compared to the second quarter of 1997 due to the increase in miscellaneous income of $22,316.

The income from operations for the second quarter of 1998 was $77,385 more than the second quarter of the previous year primarily attributable to the decrease in general expenses of $66,508 and the increase in other income of $24,587.

Recent Accounting Pronouncement

In June 1997, the Financial Accounting Standards Boaard (FASB) issued Statement of Financial Accounting Standard No. 130 Reporting Comprehensive Income (SFAS 130) and Statement of Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of financial Accounting Standard No. 14 Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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


In February 1998, the FASB issued SFAS No. 132, Employers
Disclosures about Pensions and Other Postretirement Benefits which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.



Year 2000 Compliant

Subsequent to November 30 1997, the Company began converting its computer system to be year 2000 compliant (e.g. to recognize the difference between 99 and '00 as one year instead of negative 99 years.) The Company expects all of its computer systems to be in compliance by January 1999. The total cost of the project is estimated to be $450,000 and is being funded through a long-term capital lease obligation.




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


HIA  Inc.





Date:   July 14, 1998                   /s/ Alan C. Bergold
                                        Alan C. Bergold
                                        Chief financial Officer & President