Form 10QSB
period 1998-08-31
HIA INC
filed 1998-10-13
CIK 318189

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                               Form 10-QSB

               Quarterly Report Under Section 13 or 15(d)
                  Of the Securities Exchange Act of 1934

                        For Quarter Ended August 31, 1998

                         Commission File Number 0-9599

                                  HIA, INC.
 (Exact name of small business issuer specified in its charter)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,153,383 fully diluted shares of the Registrant's $.01 par value common stock were outstanding at August 31, 1998.



HIA, Inc.
INDEX

Part I.          Financial Information

           Item 1.        Consolidated Financial Statements

           Item 2.        Management's Discussion and Analysis
                                Of Financial Condition and Results of
Operations . . . . . . . . .10

Part II         Other Information

            Item 1.         Legal Proceedings

            Item 2.         Changes in Securities

            Item 3.         Defaults upon Senior Securities

            Item 4.         Submission of Matters to a vote of Security
                            Holders
            Item 5.         Other information

            Item 6.         Exhibits and Reports on Form 8-K


Part I


Item 1.        Consolidated Financial Statements

                   Consolidated Balance Sheets as of August 31, 1998
                    and November 30, 1997

                   Consolidated Statements of Operations for the nine months
                    and three months ended August 31, 1998 and August 31,1997

                   Consolidated Statements of Cash Flows for the nine months
                     ended August 31, 1998 and August 31, 1997

                    Notes to Consolidated financial Statements

HIA, Inc and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Information as of November 30, 1997 is based upon an audited balance sheet.
All other information is unaudited.)
ASSETS                                     August 31,            November 30,
                                            1998                   1997
Current Assets:
 Cash                                   $  20,734               $   15,295
 Accounts receivable, net
     of allowance for doubtful
      accounts                           3,072,550               1,676,222
 Inventories                             2,951,485               2,498,970
 Other current assets                      272,290                 148,029
                                        ----------               -----------
     Total current assets                6,317,059               4,338,516
                                        ==========               ==========

Property and Equipment, at Cost:
 Land and improvements                      45,295                  45,295
 Buildings                                 288,240                 286,441
 Equipment                                 848,750                 761,623
                                          ----------              --------
                                         1,182,285               1,093,359

  Less accumulated depreciation
    and amortization                     ( 608,722)              ( 525,997)

 Net property and equipment                573,563                 567,362
                                         ---------               ---------
Other Assets/Investments                   132,383                 127,002
                                          ---------              ---------

TOTAL ASSETS                            $7,023,005              $5,032,880
                                         ===========             ==========

The accompanying notes are an integral part of the Consolidated Financial Statements.


HIA, Inc. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 1997 is based upon an audited balance sheet.
All other information is unaudited.)


LIABILITIES                               August 31,         November 30,
         1997
Current Liabilities:
  Notes payable to banks                $1,120,609              $1,804,681
  Accounts payable                       1,584,344                 307,006
  Accrued expenses &
    other current liabilities              750,254                 236,280
Current portion of long-term debt           64,373                       0
                                         --------                ---------
        Total current liabilities        3,519,580               2,347,967
                                         ---------               ---------
Long term liabilities:
  Note payable to bank                     302,160                       0
                                         ---------               ---------

TOTAL LIABILITIES                        3,821,740               2,347,967
                                         =========               =========
COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock of $.01 par value;
  Authorized 20,000,000 shares: Issued
  13,107,896 and outstanding 9,553,383
   and 9,103,383                           131,079                 131,079
  Additional paid-in capital             3,109,271               3,109,271
  Retained earnings                        629,638                 181,519
                                          --------                ----------
                                         3,869,988               3,421,869

LESS: Treasury stock 3,554,513
And 4,004,513 shares at cost             ( 668,723)              ( 736,956)

Total Stockholders' Equity               3,201,265               2,684,913
                                         ----------               ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY                   $7,023,005              $5,032,880
                                        ==========              ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.




HIA, Inc. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                       Nine Months Ended               Three Months Ended
                    Aug 31, 1998  Aug 31, 1997    Aug 31, 1998  Aug 31, 1997


Net Sales           $14,883,299    $13,455,124     $ 7,305,375   $ 6,255,727
Cost of Sales        10,370,371      9,119,186       5,146,083     4,291,160
                   ------------    ------------    ------------   -----------
Gross Profit          4,512,928      4,335,938       2,159,292     1,964,567

Selling, general &
  Administrative
  expenses            3,705,255      3,613,113       1,610,116     1,436,352
                     ----------      ---------      ----------      ---------

Operating Income        807,673        722,825         549,176       528,215

Other Income (Expense)
  Interest Income        19,962         12,723           7,171         4,514
  Interest Expense     (114,005)      (109,023)        (35,457)      (49,018)
  Misc. Income           22,489         14,597           6,988         5,745
                        --------      ---------        --------       -------
    Total Other Income
    (Expense)           (71,554)      ( 81,703)         (21,298)     (38,759)

Income before income
        tax expense     736,119        641,122           527,878     489,456
Income tax expense      288,000        252,991           222,000     203,991
                       --------       ---------         ---------    --------
Net Income          $   448,119     $  388,131         $ 305,878   $ 285,465
                     =========        ========         =========    =========
Basic and Diluted Per Share Data:
          Basic           $0.05          $0.04             $0.04       $0.03
          Diluted         $0.04          $0.04             $0.03       $0.03

The accompanying notes are an integral part of the Consolidated Financial Statements.




HIA, Inc. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Nine Months Ended
                                         August 31,            August 31,
                                           1998                   1997
Increase (Decrease) In Cash

OPERATING ACTIVITIES:

Net Income                              $  448,119        $  388,131
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization          82,725            22,976
  Changes in current assets and
     current liabilities:
     Accounts receivable                (1,396,328)       (1,018,745)
     Inventories                           452,515)       (1,689,796)
     Other  current assets                (124,261)          (185,090)
     Accounts payable                    1,277,338            802,362
     Accrued expenses and
     Other current liabilities             513,974            285,542
                                       ----------          ---------
NET CASH  PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                       349,052         (1,394,620)
                                        ----------         ----------

INVESTING ACTIVITIES:
  Purchase of property, plant
  and equipment                             (88,926)          ( 70,928)
  (Increase) decrease in other assets      (  5,381)         (   8,386)
  Purchase of treasury stock                (15,400)                 0
                                           --------         ---------
NET CASH USED IN INVESTING ACTIVITIES      (109,707)          ( 79,314)
                                          ---------          --------
FINANCING ACTIVITIES:
Net borrowings (payments) on notes
   payable to banks                        (290,298)        1,335,000
  Payment on long-term debt               (  27,241)                0
Sale of treasury stock                       83,633                 0
                                          ---------         ----------
NET CASH PROVIDED  BY (USED IN)
  FINANCING ACTIVITIES                   ( 233,906)         1,335,000
                                         ---------          ----------
NET INCREASE(DECREASE) IN CASH               5,439           (138,934)
CASH, BEGINNING OF PERIOD                   15,295            141,584
                                         ---------         ----------
CASH, END OF PERIOD                      $  20,734         $    2,650
                                          ========            =======

The accompanying notes are an integral part of the Consolidated Financial Statements.

HIA, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Basis for Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended August 31, 1998 are not necessarily indicative of the results that may be obtained for year ending November 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration's form 10-KSB for the year ended November 30, 1997 filed with the Securities and Exchange Commission on February 27, 1998.

B.    Per Share Amounts

Statement of Financial Accounting Standards No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share included no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (9,502,471 and 9,201,122 for the nine month periods in 1998 and 1997) and (9,553,383 and 8,599,297 for the three month periods in 1998 and 1997). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. For the periods ended August 31, 1998 and August 31, 1997, options in the amount of 600,000 and 1,200,000 are included in the computation of diluted earnings per share. The implementation of this standard did not have a material effect on the consolidated financial statements.

C.    Recent Accounting Pronouncements

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS 131) and issued Statement of Financial Accounting Standard No. 130 Reporting Comprehensive Income (SFAS 130) the financial Accounting Standards Board (FASB.) SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supercedes Statement of Financial Accounting Standard No. 14 Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standard for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits which standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

The FASB has recently issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements.



Item 2.     Management's Discussion and Analysis of Financial Condition and
Results of   Operations

     The Registrant's working capital increased by $806,930 during the nine months ended August 31, 1998 principally as a result of the following factors:

(1) purchase of equipment of $88,926,
(2) increase in others assets of $5,381,
(3) net borrowing from bank of $317,539,
(4) proceeds received from the sale of treasury stock of $83,633 partially offset by the purchase of treasury stock of $15,400.
(5) cash provided by operations for the nine months ended August 31, 1998 of $530,844.

The net cash provided by operating activities increased by $1,743,672 primarily as a result of a net income increase of $59,988, an increase of $59,749 in depreciation and amortization and a $1,237,281 decrease in inventories as compared to the previous nine months of 1997 offset partially by a $377,583 increase in accounts receivable as compared to the previous nine months of 1997. In addition, accounts payable and other accrued expenses increased by $703,408 over the same period in 1997. The decrease in inventories was primarily a result of the effort by management to reduce the amount of early order purchases normally required by the manufacturers of the products the company distributes. The larger manufacturers (Rainbird, Hunter, Lasco, Hardie, etc) normally require their distributors to purchase up to 100% or more of last years purchases in order to keep their factories profitable during the winter months. It became burdensome to the company to continue this practice to the extent demanded of the manufacturers (i.e. increase in the average inventories carried and decreased merchandise turnover ratios resulting in higher operating and financing costs relative to income generated from sales of the products). The increase in accounts receivable were primarily a result of slower overall payments by the company's customers and the increase in sales of $1,428,175 over the same nine month period in 1997. The heavy spring rains in 1997 slowed the installation work of the contractors in the Rocky Mountain region, thereby reducing the amount of irrigation work that could be performed and effecting the cash flow of the company's customer base (small to medium size contractors). The company's customers usually are small, undercapitalized businesses depending largely upon the distributor to provide it with the credit to cash flow the business' financial needs.

The net decrease of cash used in financing activities was primarily a result of a $1,652,539 decrease in bank borrowings as compared to the same nine months of 1997 and a $83,633 sale of treasury stock to the company's management during the first quarter of 1998. The decrease in bank borrowings was primarily attributable to the decrease in cash used by inventories. The increase in the cash provided by the decrease in inventories was primarily offset by the fact that the majority of the increase in inventories during the first three quarters of each year is financed by the vendors or their financing institutions on a protracted dating basis (e.g. 90 to 180 day term
financing).   Therefore, the company does not normally need to finance the increase in inventories during this period with its own short term bank borrowings.

At August 31, 1998 the Company's subsidiary had a line-of-credit totaling $4,000,000 of which $2,879,391 was available for future borrowing. The line-of-credit is guaranteed by the Company.


Results of Operations

Net Sales for the three months ended August 31, 1998 were up $1,049,648 or 16.8% greater than the third quarter of 1997, primarily as a result of an overall hotter and drier summer in 1998 as compared to 1997 (giving contractors more time to complete their work) and the opening of two new branch operations in spring and summer of 1997 which contributed $157,000 of the increase in sales in the third quarter of 1998.

The gross profit was 29.6% during the three months ended August 31, 1998, compared to the third quarter of 1997 at 31.4% of net sales. The decrease was primarily due to the $65,000 decrease in discounts earned from manufacturers. A significant vendor of the company reduced, substantially its cash discount on purchases.

    The selling, general and administrative, expenses were up $173,764 for the quarter ended August 31, 1998 as compared to the third quarter of the previous year. The increase was primarily due to the $67,000 increase in payroll and commissions paid and $25,000 increase in depreciation expense as a result of the purchase of computer equipment. Other income was up $17,461 as compared to the third quarter of 1997 due primarily to the decrease in interest expense of $13,561.

The income from operations for the third quarter of 1998 was $38,422 more than the third quarter of the previous year primarily attributable to the increase in gross profit of $194,725 offset substantially by the increase in general expenses of $173,764.

Net sales for the nine months ended August 31, 1998 were up $1,428,175 or 10.6% greater than the same period in 1997, primarily as a result of an overall hotter and drier summer in 1998 as compared to 1997 (giving contractors more time to complete their work) and the opening of two new branch operations in spring and summer of 1997 which contributed $727,778 of the increase in sales in the nine months of 1998.

 The gross profit was 30.3% during the nine months ended August 31, 1998, compared to the same period in 1997 at 32.2% of net sales. The decrease was primarily due to an approximate $179,000 decrease in discounts earned from manufacturers. A significant vendor of the company reduced, substantially, its cash discount on purchases.

The selling, general and administrative expenses were up $92,142 for the nine months ended August 31, 1998 as compared to the same period in the previous year. The increase was primarily due to the $104,102 increase in payroll and commissions paid. Other income was up $10,149 as compared to the same period in 1997 due primarily to the increase in interest income of $7,239.

The income from operations for the nine months of 1998 was $94,997 more than the same period in the previous year primarily attributable to the increase in gross profit of $176,990 offset substantially by the increase in general expenses of $92,142.

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

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits which standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     The FASB has recently issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
(SFAS No. 133). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements.




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

The impact on business operations of failure by the Company to achieve compliance or failure by external entities which the Company cannot control, such as vendors, to achieve compliance, could be material to the Company's consolidated financial statements.
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

(b)     Current reports on Form 8-K

            None


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the under signed hereunto duly authorized.



HIA  Inc.





Date:_________________________________ ___________________________________
                                        Alan C. Bergold
                                        Chief Financial Officer &
                                        President