Form 10KSB
period 1998-11-30
HIA INC
filed 1999-03-01
CIK 318189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 Form 10-KSB
                        Annual Report Pursuant to
                         Section 13 or 15(d) of the
                     Securities and Exchange Act of 1934

For the fiscal year ended                    Commission File
November 30, 1998                              #09-9599

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

The Issuer had revenues of $18,830,330 for the fiscal year ended
November 30, 1998.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of February 1, 1999 was approximately $759,326 based on insider transactions which took place in 1998.

The number of shares of the only class of Common Stock of the Issuer outstanding as of January 1, 1999 was 9,879,470.

Transitional Small Business Disclosure Format (check one):

              YES                     NO      X

PART I

Item 1. Business

(a) General Development of Business

HIA, Inc. (the "Company") was incorporated in 1974. The Company is a holding company with all of its business conducted through its wholly-owned subsidiary, CPS Distributors, Inc. ("CPS"). Through CPS, the Company distributes turf irrigation equipment and commercial, industrial and residential well pumps and equipment on a wholesale basis. The principal executive offices of the Company are located at 4275 Forest Street, Denver, Colorado 80216, telephone (303) 394-6040.

(b)	Narrative Description of Business

General The Company acquired CPS, a one hundred-year-old company based in Denver, Colorado, in February 1984. CPS serves customers in the Rocky Mountain region in five states consisting of Colorado, Wyoming, New Mexico, Kansas and Nebraska. CPS carries a variety of brand name products, including pumps and water systems, water conditioning equipment, pump and well accessories, pipe valves and fittings and sprinkler system equipment. The industrial, commercial and residential pumps and turf irrigation equipment represented approximately 16% and 84%, respectively, of net sales for 1998 and approximately 19% and 81%, respectively, of net sales in 1997.

CPS' line of products has changed in response to the supply and demand forces of the marketplace. The management of CPS believes that its two divisions (i.e., turf and irrigation equipment and industrial, commercial and residential pumps and equipment) reduce the cyclicality of sales and earnings that would otherwise be affected by product line shifts caused by economic and demographic changes; however, the Company is subject to the ups and downs of the overall construction activity in the Rocky Mountain region. The Company purchases approximately 24% of its products from one manufacturer. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

CPS' sales and service engineers provide technical support to assist customers in developing a system specifically tailored to the customers' needs.

The Company uses computer resources for its order entry, inventory, payroll and accounting functions.

Customer Base and Seasonality CPS' customers include contractors, dealers and municipalities with the majority of sales derived from contractors. The Company believes that neither its aggregate sales nor those of any of its business units are concentrated in or materially dependent upon any single customer or small group of customers.

Quotation activity is especially intense in the winter and spring months (December to April) when contracts are reviewed and eventually awarded for spring or summer construction. Since over 84% of CPS' business relates to turf and irrigation products, its sales are concentrated from March to October and are therefore seasonal in nature.

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

Employees At November 30, 1998, the Company employed 66 persons, of which 25 were warehouse employees and 41 were sales and administrative employees. The Company considers its employee relations to be good. None of the Company's employees are covered by union contracts or collective bargaining agreements.

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

During November 1994, the Company entered into an agreement to lease warehouse space for its main warehouse. The lease has a ten year term, beginning March 1995, with monthly rent at $9,500 for the first five years, after which the monthly rent may be adjusted by the percentage increase in the Consumer Price Index. The Company has an option to purchase the related property at the end of the initial ten year term at a price approximating the market value at that time, subject to certain conditions. The Company also has two five-year options to extend the lease term, one at the beginning of the eleventh year and one at the beginning of the 16th year. The Company is to pay for all taxes, insurance and maintenance on the property.

The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative facilities should its requirements change.

Item 3. Legal Proceedings

As part of its ordinary course of business, the Company is involved in certain litigious activities from time to time. No litigation exists at November 30, 1998 or to the date of this report that management or its legal counsel believe will have a material impact on the financial position or operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fiscal year ended November 30, 1998.

PART II

Item 5. Market for the Company's Common Stock and Related Security
Holders Matters

The principal market on which HIA Shares are traded is the Denver over-the-counter market. Prior to June 6, 1986, the Company's stock was traded on the NASDAQ National Market System. On June 6, 1986, HIA Shares were de-listed from NASDAQ because the Company no longer satisfied the minimum total capital and surplus requirement for continued listing. Although at least one market maker continues to quote prices for HIA Shares, the Company is not aware of any established public trading market for HIA Shares since June 6, 1986.

The approximate number of holders of record of HIA Shares as of November 30, 1998 was 2,000.

The Company has never declared any dividends with respect to HIA Shares. The Company has not in the past and is currently restricted from paying cash dividends under its existing line-of-credit agreement.

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-KSB that are historical or current facts are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (The ACT) and
Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as may, will, expect, believes, anticipate, estimate, approximate, or continue, or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgements as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 6. Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

At November 30, 1998, the Company had total cash balances of $29,869. Cash flows provided by operating activities increased to $1,183,001 during the year ended November 30, 1998 primarily as a result of net income of $417,939, as adjusted for noncash items, decreases in accounts receivable and inventory levels of $7,850 and $335,536, respectively, and increases in accounts payable and other current liabilities of $117,465 and $121,668, respectively. The decreased level of inventories resulted primarily from the decision by management to reduce the amount of early order dating shipments from its principal suppliers during the winter months. These early order dating programs from the manufacturers are designed to keep their factories busy during the winter months and level out the manufacturing process overall. This reduced level of early order inventory purchases by the Company resulted in more just in time ordering by purchasing agents during fiscal 1998 and lowered the overall level of inventory at November 30, 1998. The increase in accounts payable was primarily attributable to two early order dating purchases made in November of 1998 instead of December of 1998 as is normally done in previous years. The increase in other current liabilities was primarily due to the increase in accrued bonuses of $84,958.

The following is a two-year summary of working capital and current ratios:

                                1998           1997

Working Capital                $2,793,585    $1,990,549
Current Ratios                  3.40 to 1     1.85 to 1

At November 30, 1998, the Company and its subsidiaries have an available line-of-credit totaling $4,000,000, of which $3,780,387 was unused.

On September 9, 1997, the Company entered into an agreement with Colorado National Bank (US BankCorp) to finance up to $500,000 of computer and related equipment. The Company contracted with a local software company to provide software, equipment and technical services to upgrade and enhance its enterprise data and information systems. During 1998, the implementation project was abandoned due to the problems with the JD Edwards One World software programming which had numerous bugs and was not capable of being installed within a reasonable time period. As a result, after further analysis, management decided to swap the One World software for a similar enterprise software also developed by JD Edwards called World. The new software was swapped out by JD Edwards at no additional cost to the company. The World enterprise software has been installed by over 5,000 companies worldwide and is virtually free of defects as compared to the client-server One World recently developed software. It is the Company's intention to install One World within the next two years when the product is more developed and de-bugged. Since the two software systems are compatible, the additional hardware and software purchased to install One World will be usable both as part of the World software implementation and in the future. All enhancements and modifications to both software products are included in the original software license agreement with JD Edwards. The only significant piece of additional hardware that will be purchased in fiscal 1999 as a result of this change in strategy is the purchase of an IBM AS400 computer at a cost of approximately $114,000 including operating software and maintenance. In addition, a replacement consulting company was engaged by the company to install the World software at a projected cost of $120,000. It is anticipated that the installation of the World software will be completed by October 1999.

During fiscal 1998 and 1997, the Company purchased $90,354 and $306,068 of computer and related equipment from this project. The Company financed the purchase of this computer and related equipment through a capital lease obligation (See Note 1 to the Consolidated Financial Statements).

The Company anticipates that the total project upon its completion will cost approximately $630,000. The Company will finance the additional costs in 1999 of approximately $234,000 through two five-year capital leases executed sometime during fiscal 1999.

Management believes that the present working capital is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditures for fiscal 1999.

During fiscal 1997, the Company purchased from non-insider stockholders 529,288 shares of its common stock at approximately $.20 per share. During fiscal 1997, the Company issued 529,288 shares from treasury to its officers for cash proceeds of $45,000 and $58,958 in consideration of accrued bonuses owed its officers.

During fiscal 1998, the Company purchased from non-insider stockholders 159,200 shares of its common stock at an average of $.166 per share. During fiscal 1998, the Company issued 450,000 shares from treasury at $.18585 per share to its officers for cash proceeds of $83,632 as provided by the Company's stock option plan as described in Note 4 to the Consolidated Financial Statements.

During December 1998, the Company issued 185,287 shares from treasury to its officers for cash proceeds of $30,572.

On December 31, 1998, the officers of the Company exercised a total of 300,000 shares of the November 30, 1996 option at $.22282 per share. Concurrently, the remaining 300,000 shares of the November 30, 1996 options expired (See Note 4 to the Consolidated Financial Statements).

On January 1, 1999, the Board of Directors granted an option to the officers of the Company to purchase 600,000 shares of treasury stock at $.18585 per share. The exercise price of the options were valued at the market price of the common stock on the date of grant. The options expire on December 31, 1999.

Results of Operations

Comparison Fiscal 1998 vs. Fiscal 1997

Net sales were up $1,770,545 primarily as a result of establishing a separate commercial division at the Denver administrative offices in fiscal 1998 which increased commercial irrigation sales by approximately $750,000. The remaining increase primarily related to an across-the-board price increase of approximately 5%. Cost of sales increased by $1,404,537 proportional to the increase in sales for the year. Gross profit percent was 30% and 31% for fiscal years 1998 and 1997 respectively. Selling, general and administrative expenses were up $336,066 primarily as a result of the additional expenses of the two new branches opened during fiscal 1997 of $83,262, payroll compensation (including taxes) of $213,444 and depreciation expense of $87,693. The increase in depreciation expense was primarily due to the addition of computer equipment in fiscal 1997 and 1998. Due to a very competitive labor market in the Rocky Mountain region, pay rates increased greater than the rate of inflation and other types of compensation or accommodations were required to attract and keep valuable employees. It is anticipated that these tight labor market conditions will continue for the next two to three years or until such time as the economic growth begins to flatten out in the Rocky Mountain region.

The weighted-average interest rates on bank borrowings was 9.25% and 9.1% for 1998 and 1997, respectively. The weighted-average balance outstanding of $1,118,030 for 1998 decrease by $579,333 compared to 1997 primarily as a result of the reduced inventory levels carried by the Company in 1998.

Net income for fiscal 1998 has remained consistent with fiscal 1997.

Income Taxes

At November 30, 1998, the Company has recorded a current net deferred tax asset totaling $73,113 and has recorded a noncurrent net deferred tax asset totaling $5,242. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets. See Note 3 to the Company's Consolidated Financial Statements.

Year 2000 Compliant

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the Year 2000. Estimates of the total costs to be incurred by the Company to resolve this problem is approximately $654,000 and a majority of which is funded through long-term capital lease obligations.


Since the Company mainly uses third party off-the-shelf software, it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. For such externally maintained systems, the Company has begun to work with vendors to ensure that each system is currently Year 2000 compliant or will be Year 2000 compliant during 1998 or 1999. The Company has not developed contingency plans that would assure it will not be adversely impacted by the effect of the Year 2000 Issue and does not intend to prepare such plans.

Recent Accounting Pronouncements
 PRIVATE
In June 1997, the Financial Accountings Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS" 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
 It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

The FASB has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"(SFAS No. 133). SFAS No. 133 established standards for recognizing all derivative instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

The FASB recently issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securitization of Mortgage Loans Held for Sales by a Mortgage Banking Enterprise" (SFAS No. 134). SFAS No. 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary
operations of a mortgage banking enterprise.   This statement is
effective for the first fiscal quarter beginnings after December 15, 1998. The Company has not yet determined the effect of SFAS No. 134 on its financial statements. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

Item 7.	Financial Statements

Index to Consolidated Financial Statements
Report of Independent Certified Public Accountants

Consolidated Financial Statements:
Balance Sheets
Statements of Income
Statements of Stockholders' Equity
Statements of Cash Flows
Summary of Accounting Policies
Notes to Consolidated Financial Statements


Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
HIA, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of HIA, Inc. and subsidiaries (the "Company") as of November 30, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIA, Inc. and its subsidiaries as of November 30, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/S/ BDO Seidman, LLP


Denver, Colorado
January 12, 1999

HIA, Inc. and Subsidiaries
Consolidated Balance Sheets

November 30,                                   1998              1997
Assets (Note 1)

Current assets:
 Cash                                     $    29,869        $    15,295
 Accounts receivable, less
  allowance of $100,000 and $86,000
    for possible losses                     1,654,434          1,676,222
 Inventories                                2,163,434          2,498,970
 Other current assets (Note 3)                107,875            148,029
------------------------------------------------------------------------
Total current assets                        3,955,612          4,338,516
------------------------------------------------------------------------

Property and equipment:
 Land and improvements                         45,295             45,295
 Buildings and improvements                   286,441            286,441
 Equipment                                    851,978            761,623
------------------------------------------------------------------------
                                            1,183,714          1,093,359
 Less accumulated depreciation and
  amortization                                654,582            525,997
------------------------------------------------------------------------
Net property and equipment                    529,132            567,362
------------------------------------------------------------------------

Investments and other assets (Note 3)         124,530            127,002
------------------------------------------------------------------------
                                          $ 4,609,274        $ 5,032,880

See accompanying summary of accounting policies and notes to consolidated financial statements.


HIA, Inc. and Subsidiaries
Consolidated Balance Sheets

November 30,                                  1998                1997
Liabilities and Stockholders' Equity

Current liabilities:
 Notes payable to banks (Note 1)            $ 219,613     $ 1,804,681
 Current portion of capital lease
   obligation (Note 1)                         64,087               -
 Accounts payable                             298,974         181,508
 Checks written against future deposits       221,405         125,498
 Accrued bonuses                              209,000         124,042
 Accrued profit sharing plan
 contribution (Note 5)                         72,000          63,500
 Income taxes payable (Note 3)                 26,604          10,077
 Other current liabilities                     50,344          38,661
----------------------------------------------------------------------

Total current liabilities                   1,162,027       2,347,967
----------------------------------------------------------------------

Capital lease obligation, less current
 portion (Note 1)                             287,187               -
----------------------------------------------------------------------

Total liabilities                           1,449,214       2,347,967
---------------------------------------------------------------------

Commitments and contingencies
  (Notes 2 and 5)

Stockholders' equity (Note 4):
 Common stock, $.01 par value;
  20,000,000 shares authorized;
   13,107,896 issued and 9,394,183
    and 9,103,383 outstanding                 131,079         131,079
 Additional paid-in capital                 3,109,271       3,109,271
 Retained earnings                            599,458         181,519
---------------------------------------------------------------------
                                            3,839,808       3,421,869
 Less treasury stock at cost;
  3,713,713 and 4,004,513 shares              679,748        736,956
---------------------------------------------------------------------

Total stockholders' equity                  3,160,060      2,684,913
--------------------------------------------------------------------
                                         $  4,609,274    $ 5,032,880
=====================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.

HIA, Inc. and Subsidiaries
Consolidated Statements of Income


Years Ended November 30,                         1998            1997
Revenues:
 Net sales                                 $   18,786,235    $  17,015,690
 Interest income                                   18,327           18,006
 Other income                                      25,768           15,997
-------------------------------------------------------------------------

Total revenues                                 18,830,330       17,049,693
--------------------------------------------------------------------------

Costs and expenses:
 Cost of sales (Note 6)                        13,137,035       11,732,498
 Selling, general and administrative            4,893,448        4,557,382
 Interest expense                                 135,668          154,876
--------------------------------------------------------------------------

Total costs and expenses                       18,166,151      16,444,756
--------------------------------------------------------------------------

Income before taxes on income                     664,179         604,937

Taxes on income (Note 3)                          246,240         187,375
-------------------------------------------------------------------------
Net income                                   $    417,939    $    417,562
=========================================================================

Net income per common share -
 Basic and diluted                           $        .04    $       .05
=========================================================================

Basic and diluted weighted-average
 common shares outstanding                      9,442,729     8,678,192
=======================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.

HIA, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                           Additional         Retained
                       Common Stock        Paid-In            Earnings
Years Ended November
 30, 1998 and 1997   Shares     Amount     Capital           (Deficit)


Balance, December
 1, 1996             13,107,896 $ 131,079 $  3,109,271     $  (236,043)

 Acquisition of
 treasury stock               -         -            -               -

Issuance of shares
 held in treasury             -         -            -               -

Net income                    -         -            -         417,562
---------------------------------------------------------------------

Balance, November
 30, 1997            13,107,896   131,079    3,109,271       181,519

Acquisition of
 treasury stock               -         -            -             -

Issuance of shares
 held in treasury             -         -            -             -

Net income                    -         -            -       417,939
-------------------------------------------------------------------

Balance, November
 30, 1998            13,107,896  $131,079   $3,109,271   $  599,458
===================================================================

                                 Treasury Stock          Total
                             Shares       Amount         Stockholders'
Years Ended November
 30, 1998 and 1997                                       Equity

Balance, December
 1, 1996                 4,004,513      $(736,956)      $2,267,351

 Acquisition of
 treasury stock            529,288       (103,958)        (103,958)

Issuance of shares
 held in treasury         (529,288)       103,958          103,958

Net income                       -              -          417,562
---------------------------------------------------------------------

Balance, November
 30, 1997                4,004,513       (736,956)       2,684,913

Acquisition of
 treasury stock           159,200         (26,424)         (26,424)

Issuance of shares
 held in treasury        (450,000)         83,632           83,632

Net income                      -               -          417,939
-------------------------------------------------------------------

Balance, November
 30, 1998               3,713,713       $(679,748)      $3,160,060

See accompanying summary of accounting policies and notes to consolidated financial statements.

HIA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Increase (Decrease) in Cash

Years Ended November 30,                           1998            1997

Operating activities:
 Net income                                     $   417,939   $   417,562
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
   activities:
    Depreciation and amortization                  128,585         40,892
    Allowance for doubtful accounts                 13,938         13,215
    Deferred income taxes                            3,042        (32,114)
    Changes in operating assets and liabilities:
      Accounts receivable                            7,850       (161,306)
      Inventories                                  335,536       (420,168)
      Other current assets                          36,978        (15,908)
      Accounts payable                             117,465       (296,128)
      Other current liabilities                    121,668        (48,296)
--------------------------------------------------------------------------

Net cash provided by (used in)
 operating activities                            1,183,001       (502,251)
--------------------------------------------------------------------------

Investing activities:
 Purchase of property and equipment                      -       (138,045)
 Change in investments and other assets              2,606        (46,350)
--------------------------------------------------------------------------

Net cash provided by (used in)
 investing activities                                2,606       (184,395)
--------------------------------------------------------------------------


HIA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Increase (Decrease) in Cash

Years Ended November 30,                     1998           1997

Financing activities:
 Proceeds from note payable to bank           4,988,373      5,790,000
 Repayments on note payable to bank          (6,267,373)    (5,170,000)
 Repayments on capital lease obligation         (45,148)             -
 Acquisitions of treasury stock                 (26,424)      (103,958)
 Proceeds from sale of treasury stock            83,632         45,000
 Checks written against future deposits          95,907           (685)
----------------------------------------------------------------------

Net cash provided by (used in)
 financing activities                        (1,171,033)      560,357
--------------------------------------------------------------------

Increase (decrease) in cash                      14,574      (126,289)

Cash, beginning of year                          15,295       141,584
----------------------------------------------------------------------

Cash, end of year                         $      29,869    $   15,295
=====================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.

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

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company invests temporary cash in demand deposits with federally insured financial institutions. Such demand deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and generally short payment terms. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.


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

Notes Payable to Banks and Capital Lease Obligation

The notes payable to banks and capital lease obligation bear interest at floating rates of interest based upon lending institutions' prime lending rate. Accordingly, their fair value approximates their reported carrying amounts at November 30, 1998 and 1997.


Inventories

Inventories consist of wholesale goods held for resale which are primarily valued at the lower of cost (as determined using first-in, first-out method) or market.

Depreciation, Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, ranging from three to ten years. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statement of income. At November 30, 1998, property and equipment includes approximately $60,000 of data and information systems equipment under installation and not yet in service. Depreciation expense was $128,585 and $40,892 for the years ended November 30, 1998 and 1997.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") in 1998. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Net Income Per Common Share

The Company implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") in 1998. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. All prior period earnings per share data has been restated to reflect the requirements of SFAS No. 128. The adoption of SFAS No. 128 did not affect the income per share calculation at November 30, 1997.

For the years ended November 30, 1998 and 1997, total stock options of 600,000 and 1,200,000 were not included in the computation of diluted income per share because the exercise price of the options exceeded the average market price of the common stock during the period.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock Option Plans

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and the related Interpretation in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.


Reclassifications

Certain items included in the 1997 financial statements have been reclassified to conform to the current year presentation.


Recent Accounting Pronouncements

In June 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS" 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.


The FASB recently issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 established accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise.

This statement is effective for the first fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

HIA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Notes Payable to Banks and Capital Lease Obligation
Line-of-Credit Agreement

CPS and its subsidiary have a line-of-credit agreement with a bank which expires April 30, 2000. The available loan amount is the lesser of $4,000,000 or the computed borrowing base, as defined. The line-of-credit provides for interest at the bank's prime rate (7.75% and 8.5% at November 30, 1998 and 1997). The agreement is collateralized by primarily all of the Company's business assets including trade accounts receivable, inventories and property and equipment, excluding owned real estate. Additionally, the bank has the right of set-off under this agreement. The agreement is also guaranteed by HIA.

The agreement contains several covenants which, among other things, require that the Company maintain certain financial ratios, minimum net worth and minimum working capital as defined in the line of credit agreement. In addition, the agreement limits the payment of dividends, the purchase of property and equipment, and officer and stockholder compensation. As of November 30, 1998, the Company was in compliance with these covenants under the line of credit agreement.

As of November 30, 1998 and 1997, $219,613 and $1,498,613 were outstanding under this line-of-credit agreement.

Note Payable and Capital Lease Obligation

During September 1997, the Company entered into a $500,000 short term financing commitment with Colorado National Bank for the purchase of computer and related equipment. The note payable included interest at 8.5% with interest only payable monthly and was collateralized by the computer and related equipment. As of November 30, 1997, the note payable balance was $306,068. The note payable was due September 30, 1998 at which time the principal balance was refinanced and converted into a long-term capital lease obligation.

The initial lease term under this capital lease obligation is five years. As of November 30, 1998, the capital lease consisted of $396,422 of computer-related equipment net of accumulated amortization of $65,338.

The following is a schedule, by year, of future noncancellable minimum payments required under the capital lease, together with the present value of the related payments as of November 30, 1998.

Years Ended November 30,

1999                       $ 89,203
2000                         89,203
2001                         89,203
2002                         89,203
2003                         63,091
-----------------------------------
                            419,903
Less amount representing
  Interest                   68,629
------------------------------------
Present value of minimum
 lease payments            351,274

Less current portion        64,087
----------------------------------

Capital lease obligation,
 less current portion    $ 287,187
===================================

2. Commitments and Contingencies

Operating Leases

CPS leases its main warehouse under a noncancellable operating lease requiring monthly payments through February 2005. CPS has an option to purchase the related property at the end of the initial ten-year term at a price approximating the market value at that time, subject to certain conditions. CPS also has two five-year options to extend the lease term.

CPS also leases vehicles, equipment and warehouse space under noncancellable operating leases. Total lease expense was approximately $538,000 and $487,000 for fiscal 1998 and 1997.

As of November 30, 1998 future annual minimum lease payments under non-cancelable operating leases are as follows:

Years Ended November 30,


1999              $    484,000
2000                   388,000
2001                   271,000
2002                   142,000
2003                   123,000
Thereafter             151,000
------------------------------
                   $ 1,559,000


Employment Agreements

The Company has entered into employment agreements that extend to November 30, 2004 with its officers. The employment agreements set forth annual compensation to its officers of between $155,000 and $157,000 each. Compensation is adjusted annually based on the cost of living index plus five percent per annum base increase.

Litigation

As part of its ordinary course of business, the Company is involved in certain litigious activities from time to time. No litigation exists at November 30, 1998 or to the date of this report that management or its legal counsel believe will have a material impact on the financial position or operations of the Company.

Purchase Commitment

The Company has entered into an agreement to spend approximately
$234,000 in fiscal 1999 related to its final computer and software upgrade. The Company will finance this amount through a capital lease obligation.


3. Taxes on Income
The provision (benefit) for taxes on income for the years ended
November 30, 1998 and 1997 consisted of the following:

                              1998           1997

Current:
 Federal                    $   233,145    $  209,412
 State                           10,053        10,077

Deferred:
 Federal                          2,795       (29,511)
 State                              247        (2,603)
------------------------------------------------------
                             $  246,240    $  187,375

A reconciliation of taxes on income at the federally statutory rate to the effective tax rate is shown below:

Years Ended November 30,         1998          1997

Income taxes computed at
 the federal statutory rate    $    225,821 $  192,672
State income taxes, net of
 federal benefit                     19,925      6,651
Other                                   494    (11,948)
-------------------------------------------------------

Taxes on income                $    246,240 $  187,375
=======================================================

Temporary differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax assets at November
30, 1998 and 1997 relate to the following:

                       1998                            1997
                Current        Long-term      Current         Long-term
-----------------------------------------------------------------------
Inventories     $  36,113     $                $  44,446    $
Accounts
 Receivable        37,000                         31,843
Property and
 Equipment                       3,122                       2,800
Other                            2,120                       2,308
-------------------------------------------------------------------
Net deferred
 tax asset      $  73,113     $  5,242         $ 76,289     $5,108

At November 30, 1998 and 1997, $73,113 and $76,289 of the net deferred tax asset is classified as current and included in other current assets in the accompanying consolidated balance sheets. At November 30, 1998 and 1997, $5,242 and $5,108 of the net deferred tax asset is classified as long-term and included in other assets in the accompanying consolidated balance sheets. The Company has recorded no valuation allowance to offset the net deferred tax assets because management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

4.Stockholders' Equity

Treasury Stock and Common Stock Options

The Company acquired from non-insider stockholders 159,200 shares of its common stock at $.13 to $.20 per share during fiscal 1998 and 529,288 shares of its common stock at approximately $.20 per share during fiscal 1997. During fiscal 1998, the Company issued 450,000 shares from treasury at $.18585 per share to its officers for cash proceeds of $83,632 as provided by the stock option plan described below. During fiscal 1997, the Company issued 529,288 shares from treasury to its officers for cash proceeds of $45,000 and $58,958 in consideration of accrued bonuses owed its officers.


On November 30, 1996, the Board of Directors of the Company granted to officers of CPS options to purchase up to 600,000 treasury shares at $.22282 per share through December 31, 1998. On November 30, 1995, the board of directors of the Company granted options to officers of CPS to purchase up to 600,000 treasury shares at $.18585 per share through December 31, 1997. The options granted during fiscal 1996 and 1995 were granted at an exercise price equal to the common stock's market price at the date of grant. During fiscal year 1998, the officers of the Company purchased 450,000 shares under the terms of the option agreement dated November 30, 1995. Under this agreement, the remaining 150,000 shares expired on December 31, 1997. No options were exercised during fiscal 1997 under the 1996 option plan. As of November 30, 1998 and 1997, the Company has 600,000 and 1,200,000 options outstanding.

In addition, HIA has incentive and non-incentive stock option plans for officers, directors and employees of HIA and its subsidiaries under which options to purchase HIA's common stock are granted at no less than 100 percent of the market price of the stock at the date of grant. At November 30, 1998 and 1997, there were 684,250 shares reserved for future grants. Under these plans, there were no options granted or outstanding as of November 30, 1998 and 1997.


The following table summarizes information on stock option activity:

                                               Weighted
                                               Average
                                               Exercise
                Number of     Exercise Price    Price      Expiration
                  Shares      Per share      Per share     Dates
Outstanding at
December 1,
 1996              1,200,000  $.18585-$.2282 $0.204       1997-1998
Granted                    -               -      -               -
Exercised                  -               -      -               -
Expired                    -               -      -               -
---------------------------------------------------------------------
Outstanding at
November 30,
 1997              1,200,000  $.18585-$.2282 $0.204       1997-1998
Granted
Exercised           (450,000) $.18585 $      .18585            1997
Expired             (150,000) $.18585 $      .18585            1997
--------------------------------------------------------------------
Outstanding at
November 30,
 1998                600,000 $  .2282 $       .2282   December 1998
====================================================================

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model. The Company did not grant any stock options during fiscal 1998 and 1997.

The following information summarizes stock options outstanding at November 30, 1998:

Outstanding                            Exercisable
----------------------------------------------------------------------
                          Weighted Average
                        Remaining                              Weighted
 Exercise   Number     Contractual   Exercise     Number       Average
 Price     Outstanding Life in years Price    Exercisable      Exercise
                                                               Price
----------------------------------------------------------------------
 $.22282   600,000     Less than 1   $.22282   600,000        $.22282


5. Employee Benefit Plans
   Profit Sharing Plan

HIA, Inc. maintains a noncontributory profit sharing plan (the "Plan") for the benefit of all full-time employees of CPS and CPS's wholly-owned subsidiary, Water Systems, Inc., who are at least 18 years of age. Interests vest ratably after two years and are fully vested after seven years. The Plan is funded by the Company's contribution determined annually by the Board of Directors. Contributions to the Plan amounted to $72,000 and $63,500 for the years ended November 30, 1998 and 1997.

401(k) Plan

The Company has adopted a Section 401(k) profit sharing plan which is available for employees who are at least 18 years of age and who have completed one year of service with the Company. Participants in the plan may contribute up to 15% of their compensation, subject to certain limitations. Under the plan, the Company may make discretionary contributions to be determined on a year-to-year basis. Company matching contributions vest ratably over 6 years. The Company did not make any contributions to the plan for the years ended November 30, 1998 and 1997.

6. Economic Dependency

During 1998 and 1997, the Company purchased approximately 24% and 25% of its products from one manufacturer. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.


7. Supplemental Disclosures of Cash Flow Information

                                  1998          1997

Cash paid during the year for:
  Interest                      $   135,668   $  154,876
  Income taxes                      226,671      255,206

Excluded from the statement of cash flows for the years ended November 30, 1998 and 1997 were the effects of certain noncash investing and financing activities as follows:

                                      1998            1997

Purchase of equipment with
 third party financing            $   90,354      $   306,068

Payment of note payable
 through refinancing and
 conversion to capital
 lease obligation                    306,068                -

Payment of officers' bonuses
 through issuance of
 treasury stock                             -          58,958

8. Subsequent Events

On December 31, 1998, the officers of the Company exercised a total of 300,000 shares of the November 30, 1996 options at an exercise price of $.22282 per share. Concurrently, the remaining 300,000 of the November 30, 1996 options expired (see Note 4). The officers of the Company also purchased 185,287 shares of treasury at the Company's cost of $.16463 per share.

On January 1, 1999, the Board of Directors granted to the officers of the Company options to purchase 600,000 shares of treasury stock at $.18585 per share. The exercise price of the options were valued at the market price of the common stock on the date of grant. The options expire on December 31, 1999.


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

Name               Age    Positions          	Director Since

Carl J. Bentley    65	     Chairman of the Board      1994
                          and Director

Alan C. Bergold    50     President, Treasurer       1981
                          and Director

Donald Champlin    47	    Executive Vice President,   1994
                         Secretary and Director

(b) Identification of Executive Officers

The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such.

Name              Age    Positions    	Year First Elected (1)

Carl J. Bentley   65	   Chairman of the Board        1996
                         and Director               1994

Alan C. Bergold   50   President, Treasurer         1996
                       and Director                 1981

Donald L. Champlin 47	  Executive Vice President,    1996
                       Secretary
                       and Director                 1994

(1) All officers serve at the discretion of the Board of Directors.

(c) Business Experience

The material presented below sets forth a brief account of the business experience during at least the past five years of each director, executive officer and significant employee.

Carl J. Bentley, age 65, was appointed Chairman of the Board in October 1996. He joined the Company as General Manager of CPS in July 1985. In November 1986, he became President and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

Alan C. Bergold, age 50, was appointed President in October 1996 and Executive Vice President of the Company in July 1983. He served as Vice President and Secretary of the Company from 1981 to 1983. Mr. Bergold has been a director of the Company since 1981.

Donald Champlin, age 47, was appointed Executive Vice President in October 1996. He joined the Company as Pump Product Manager in October 1983. In February 1989, he became Vice President of Marketing and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

(d) Involvement in Certain Legal Proceedings

None.

(e) Promoters and Control Persons

Not applicable.


Item 10. Executive Compensation

Summary Compensation Table

The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended November 30, 1998, 1997 and 1996 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:

             Annual Compensation           Long-term Compensation

Name and         Year                          Other       Restricted
Principal        Ended                         Annual      Stock
Position         Nov. 30      Salary   Bonus   Compensation Award

Carl J. Bentley  1998        $143,620  $70,890   -           -
Chairman of the  1997         132,750   61,000   -           -
 Board           1996         122,541   91,316   -           -


Alan C.          1998        $141,120  $70,890   -           -
 Bergold         1997         130,250   61,000   -           -
 President       1996         120,042   91,316   -           -


Donald Champlin  1998        $141,120  $70,890  -            -
Executive        1997         127,750   61,000  -            -
Vice-President   1996         117,546   91,316  -            -

Name and          Options    LTIP        All Other
Principal         SARs       Payouts     Compensation
Position

Carl J. Bentley  -            -          -
Chairman of the  -            -          -
 Board           -            -          -


Alan C.          -            -          -
 Bergold         -            -          -
 President       -            -          -


Donald Champlin  -            -          -
Executive        -            -          -
Vice-President   -            -          -


The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to the above-listed officers. The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lessor of $50,000 or 10% of the cash compensation reported.

The Company has employment agreements as follows:

Carl J. Bentley (1): $157,500 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of profit-sharing contribution; term of five years beginning December 1, 1998.

Alan C. Bergold (1): $155,000 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of profit-sharing contribution; term of five years beginning December 1, 1998.

Donald Champlin (1): $155,000 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of profit-sharing contribution; term of five years beginning December 1, 1998.

(1) There is a provision for payment of one year's compensation as a result of the sale of all or substantially all of the Company's assets.

(b) Option/SAR Grants in Last Fiscal Year

                    Number of       % of Total
                    Securities      Options/SARs
                    Underlying      Granted to
                    Options         Employees   Exercise
                    SARs           in Fiscal    or Base       Expiration
Name                Granted         Year        Price/($ Share)     Date
Alan C. Bergold   -             -               -              -
Carl J. Bentley   -             -               -              -
Donald Champlin   -             -               -              -

(c)Aggregated Option/SAR Exercise and Fiscal Year-End Option/SAR Value
Table
                                                Number of     Value of
                                                Securities    Unexercised
Underlying In  the-Money
                                             Unexercised   Options/
              Shares                         Options/SARs  SARs at
              Acquired        Value          at FY-end     FY-end
Name       on Exercise   Realized    (all exercisable) (all exercisable)
Alan C.
 Bergold    150,000      $   27,878 	   200,000         $     -
Carl J.
 Bentley    150,000          27,878 	   200,000               -
Donald
 Champlin   150,000          27,878    	200,000               -

Refer to Note 4 to the Consolidated Financial Statements for description of Stock Option Plan.

Item 11.Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

The following table shows the beneficial ownership of Common Stock by each person known by the Company to own beneficially more than 5 percent of the outstanding shares of its Common Stock. The Company has no other class of voting securities.

                         Common Stock

Name and Address of    Amount and Nature of       Percent
Beneficial Owner        Beneficial Ownership      of Class

Carl J. Bentley          1,716,153(1)               16.4%
4275 Forest Street
Denver, CO  80216

Alan C. Bergold          2,202,646(1)               21.1%
4275 Forest Street
Denver, CO  80216

Don Champlin             1,789,797(1)               17.1%
4275 Forest Street
Denver, CO  80216

(1) Includes 200,000 shares which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 1999.

(b) Security Ownership of Management

The following table shows the equity securities beneficially owned by all directors of the Company and all directors and officers of the Company as a group.

(1) Directors

                           Common Stock

Name and Address of     Amount and Nature of	      Percent
Beneficial Owner       Beneficial Ownership      of Class

Carl J. Bentley          1,716,153(1)              16.4%
4275 Forest Street
Denver, CO  80216

Alan C. Bergold          2,202,646 (1)             21.1%
4275 Forest Street
Denver, CO  80216

Don Champlin              1,789,797(1)             17.1%
4275 Forest Street
Denver, CO  80216

(1) Includes 200,000 shares which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 1999.

 (2) Directors and Officers as a Group

                    Amount and Nature of       Percent
Title of Class  	    Beneficial Ownership 	     of Class

Common Stock                                    54.6%
(par value $.01)

(c) Changes in Control

None.

Item 12. Certain Relationships and Related Transactions

(a)  Transactions With Management and Others

On November 30, 1995, the Board of Directors granted an option to each of the three executive officers of CPS to purchase up to 200,000 shares of treasury stock at $.18585 per share by December 31, 1997. The options' exercise price was equal to the common stock's market price at the date of grant.

On November 30, 1996, the Board of Directors granted an option to each of the three executive officers of CPS to purchase up to 200,000 shares of treasury stock at $.22282 per share by December 31, 1998. The options' exercise price was equal to the common stock's market price at the date of grant.

During fiscal 1997, the Company issued 529,288 shares from treasury to its officers for cash proceeds of $45,000 and $58,958 in consideration of accrued bonuses owed its officers.

On December 31, 1997, the officers and directors of the Company exercised a total of 450,000 shares of the November 30, 1995 option at $$.18585 per share. Concurrently, the remaining 150,000 shares of the November 30, 1995 options expired.

On December 31, 1998, the officers and directors of the Company exercised a total of 300,000 shares of the November 30, 1996 option at $.22282 per share. Concurrently, the remaining 300,000 shares of the November 30, 1996 options expired.

On January 1, 1999, the Board of Directors granted an option to the officers of the Company to purchase 600,000 shares of treasury stock at $.18585 per share. The exercise price of the options were valued at the market price of the common stock on the date of grant. The options expire on December 31, 1999.

(b)

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

	                                  HIA, INC.



                              By:/s/ Alan C. Bergold
                              Alan C. Bergold, President,
                              Treasurer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                        Title                  Date


 /s/ Carl J. Bentley    Chairman of the Board        3/1/99
Carl J. Bentley         and Director


 /s/Alan C. Bergold     	 President,                  3/1/99
Alan C. Bergold          Treasurer and Director


  /s/ Donald Champlin	    Executive Vice              3/1/99
Donald Champlin          President, Secretary
	                          and Director