Form 10QSB
period 1999-02-28
HIA INC
filed 1999-04-14
CIK 318189

FORM 10-QSB PRIVATE

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

                 For Quarter Ended February 28, 1999

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,843,383 shares of the Registrant's $.01 par value common stock were outstanding at February 28, 1999



HIA, INC.
                                           INDEX

Part I.  Financial Information

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operations.


Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits  and Reports on Form 8-K


 Part  1.

Item 1.  Financial Statements

  Consolidated Balance Sheets as of February 28, 1999
  and November 30, 1998

  Consolidated Statements of Operations for the three months ended February 29, 1999 and February 28, 1998.

  Consolidated Statements of Cash Flows for the three months ended February 28, 1999 and 1998

                                HIA, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

(Information as of November 30, 1998 is based upon an audited balance sheet. All other information is unaudited.)

                               February 28,           November 30,
                                   1999                  1998
ASSETS
Current Assets:
  Cash                        $     24,493         $     29,869
  Accounts receivable,
  net of allowance for
   doubtful accounts             1,499,694            1,654,434
  Inventories                    3,498,581            2,163,434
  Other current assets             127,752              107,875
----------------------------------------------------------------
Total current assets             5,150,520            3,955,612
----------------------------------------------------------------

Property, and Equipment, at Cost:
  Land and improvements             45,295              45,295
  Buildings                        286,441             286,441
  Equipment                      1,014,257             851,978
----------------------------------------------------------------
                                 1,345,993           1,183,714

Less accumulated depreciation
 and amortization	                 688,276             654,582
--------------------------------------------------------------
Net property and equipment         657,717             529,132

Other Assets/Investments           132,081             124,530
---------------------------------------------------------------

TOTAL ASSETS                    $5,940,318         $4,609,274
=============================================================
The accompanying notes are an integral part of the consolidated financial statements.


                           HIA, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 1998 is based upon an audited balance sheet. All other information is unaudited).

                                  February 28,       November 30,
                                        1999           1998

LIABILITIES

Current Liabilities:
  Notes payable to banks         $   538,700        $   219,613
  Current  maturities of
  capital lease obligations           98,734             64,087
  Accounts payable                 2,060,009            298,974
  Checks written against
   future deposits                    50,238            221,405
  Accrued expenses & other
   current liabilities                53,319            357,948
---------------------------------------------------------------
 Total current liabilities         2,801,000          1,162,027
----------------------------------------------------------------
Capital lease obligations,
 less current portion                330,668           287,187
---------------------------------------------------------------
TOTAL LIABILITIES                  3,131,668         1,449,214

Commitments

STOCKHOLDERS' EQUITY
 Common Stock of $.01 par value;
  Authorized 20,000,000 shares:
  Issued 13,107,896 and
  outstanding 9,843,383 and
  9,394,183                          131,079            131,079
Additional paid-in capital       3,109,271          3,109,271
Retained earnings                    156,678            599,458
---------------------------------------------------------------
                                   3,397,028          3,839,808
Less treasury stock:
  3,264,513 and 3,713,713
  shares at cost                     588,378            679,748
----------------------------------------------------------------
TOTAL Stockholders' Equity         2,808,650          3,160,060
----------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $  5,940,318     $  4,609,274
================================================================

The accompanying notes are an integral part of the consolidated financial statements.


HIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended
                                    February 28,           February 28,
                                        1999                  1998

Net Sales                          $ 2,350,156            $2,070,433
Cost of sales                        1,670,674             1,510,301
---------------------------------------------------------------------
Gross profit                           679,482              560,132

Selling, general & administrative
 Expenses                            1,123,975              967,640
--------------------------------------------------------------------
Operating  loss                     ( 444,493)            ( 407,508)
--------------------------------------------------------------------

Other income (expense):
  Interest income                      10,185                10,889
  Interest expense                    (13,817)             ( 34,307)
  Misc. income                          5,345                 5,674
-------------------------------------------------------------------
   Total Other Income (expense)      (  1,713)              (17,744)
--------------------------------------------------------------------

NET LOSS                            $(442,780)            $(425,252)
====================================================================

Net loss per share                  $    (.05)            $    (.05)
  Basic and diluted

The accompanying notes are an integral part of the consolidated financial statements.

HIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Three Months Ended
                                       February 28,         February 28
                                          1999              1998
Increase (Decrease) In Cash
OPERATING ACTIVITIES:

Net Loss                             $ (442,780)          $  (425,252)
Adjustments to reconcile net loss
   to net cash provided by (used  in)
   operating activities:
     Depreciation and amortization       33,694                15,813
Changes in current assets and
      current liabilities:
 Accounts receivable                    154,740               116,158
 Inventories                         (1,335,147)           (1,233,581)
  Other current assets             (     19,877)           (    1,599)
 Accounts payable                     1,761,035             1,880,427
  Checks written against
   future deposits                   (  171,167)                   -0-

  Accrued expenses and
   other current liabilities          ( 304,629)            ( 113,073)
----------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES              (   324,131)              238,893
---------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of property
   and equipment                             -0-             ( 43,043)
  Increase in other assets           (    7,551)              (21,121)
  Purchase of treasury stock          (   5,980)                    0
----------------------------------------------------------------------

NET CASH (USED IN)
  INVESTING ACTIVITIES                (  13,531)              (64,164)
----------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net borrowings (payments) on
  notes payable to banks                254,955              (248,159)
  Payments on capital
   lease obligations                     20,019                   -0-
  Sale of treasury stock                 97,350                83,633
-----------------------------------------------------------------------

 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                  332,286             ( 164,526)
-----------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH        (  5,376)               10,203

CASH, BEGINNING OF PERIOD                29,869                15,295
-----------------------------------------------------------------------
CASH, END OF PERIOD                      24,493                25,498
 ======================================================================

The accompanying notes are an integral part of the consolidated financial statements.



HIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis for Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.
Operating results for the three months ended February 28, 1999 are not necessarily indicative of the results that may be obtained for the year ending November 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration's form 10-KSB for the year ended November 30, 1998 filed with the Securities and Exchange Commission on March 1, 1999.

B. Net Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share included no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period ( 9,695,261 and 9,398,383 for 1999 and 1998). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. For the periods ended February 28, 1999 and 1998, total stock options in the amount of 600,000 are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

C.  Comprehensive Income

During 1998, the Company adopted Statement of Financial Accounting Standards No. 130. Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is comprised of net income and all changes to their consolidated statements of stockholders' equity, except for those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The adoption of SFAS No. 130 does not impact the Company's consolidated financial statements for 1999 and 1998.


D. Subsequent Event

On March 30, 1999 the company entered into an agreement to purchase the stock of a local firm which is in the same business as the Company. The total purchase price is $2.7 million. The Company will also lease three separate parcels of real property occupied by the firm to be purchased at aggregate rentals of $148,500 during the first year of the lease. As of the date of this report, an audit of the books of the firm to be acquired is being performed as part of the due diligence necessary to close the transaction. The closing is expected to take place on or before May 31, 1999. It is anticipated that the purchase price will be principally financed by a 10 year promissory note for $1,200,000 issued to the seller and a five year term loan for $1,500,000 from Norwest Bank Denver.

The Company has no prior financial or other relationship with the seller or the firm to be acquired.

Item 2.         Management's Discussion and Analysis
                     Or Plan condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital decreased by $444,065 during the three months ended February 28, 1999 principally as a result of the $409,086 net loss after adjustment for $33,694 in depreciation and amorization.

The net cash provided by operating activities decreased by $563,024 primarily as a result of the decrease of $119,392 in accounts payable, a $171,167 decrease in checks written against future deposits and the decrease of $191,556 in other current liabilities as compared to the previous quarter of 1998. The decrease in accounts payable was primarily the result of a few significant vendors offering greater discount incentives in the first quarter of 1999 for early payment of dated invoices. The decrease in other current liabilities was primarily a result of the election by management to pay the profit sharing contribution one month earlier than in 1998.

The net cash used in investing activities is comparable to the previous quarter of 1998.

The net increase of cash provided by financing activities of $332,286 was primarily a result of the increase of $463,076 in short term bank borrowings as compared to the same quarter of 1998. The increase in bank borrowings was primarily attributable to the increase in cash used to reduce accounts payable and other current liabilities as discussed above.


Results of Operations

Net sales for the three months ended February 28, 1999 were up $279,723 or 14% greater than the first quarter of 1998. This increase was primarily due to the mild winter weather experienced in Colorado, which accelerated purchases of materials for commercial jobs which normally would have been purchased in early spring.

The gross profit was 28.9% during the three months ended February 28, 1999, as compared to the first quarter of 1998 at 27.1% of net sales. The increase was primarily due to the increased purchases of high profit incidental items by customers for jobs/projects commencing in early February of 1999 which would normally begin in March or April.

The selling, general and administrative expenses were up $156,335 for the quarter ended February 28, 1999 as compared to the first quarter of the previous year. The increase of selling, general and administrative expenses were primarily due to the increase of approximately $65,000 in payroll expenses and approximately $43,000 in sales expense. The competitive labor market has forced an increase in wages thus resulting in an overall increase in payroll expense. It is anticipated that these tight labor market conditions will continue for the next two to three years or until such time as the economic growth begins to flatten out in the Rocky Mountain region. The increase in sales expense is primarily a result of prepaid promotional sales events. A portion of these expenses will be recouped in the next few months.
Other expenses were down $16,031 as compared to the first quarter of 1998 due to the decrease in interest expense of $20,490. This decrease was due to the decrease in beginning line-of-credit balance of $219,613 on December 1, 1998 as compared to $1,556,622 on December 1, 1997.

The loss from operations for the first quarter of 1999 was $17,528 more than the first quarter of the previous year primarily attributable to the increase in gross profit of $119,350 which is more than offset by an increase in selling, general and administrative expenses of $156,335.

Year 2000 Compliant

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function propoerlyin the year 2000. Estimates of the total costs to be incurred by the Company to resolve this problem is approximately $624,000 and a majority of which is funded through long-term capital lease obligations.

Since the Company mainly uses third party off-the-shelf software, it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entitles or the resulting effect on the Company. For such externally maintained systems, the Company has begun to work with vendors to ensure that each system is currently Year 200 compliant or will be Year 2000 compliant during 1999. The Company has not developed contingency plans that would assure it will not be adversely impacted by the effect of the Year 2000 Issue and does not intend to prepare such plans.

Part II
Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

See Note D to financial statements for information as to an agreement recently entered into by the Company to purchase the assets of another firm in the same business.

Item    6.   Exhibits

    (a)    The following exhibits are filed with this report.

            NONE

                                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the under signed hereunto duly authorized.

HIA, INC.


Date:__________________________             /s/ Alan C. Bergold
                                              Alan C. Bergold
                                     Chief Financial Officer &
                                             President