Form 10QSB
period 1999-05-31
HIA INC
filed 1999-07-20
CIK 318189

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended May 31, 1999

Commission File Number 0-9599

HIA, INC.

         Exact name of small business issuer specified in its charter)

        New York                                16-1028783
        State or other jurisdiction of I.R.S.     Employer
        incorporation or organization      Identification Number

4275 Forest Street
Denver, Colorado  80216
(Address of principal executive offices, zip code)

(303) 394-6040
(Registrant's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,811,026 shares of the Registrant's $.01 par value common stock were outstanding at May 31, 1999



HIA, INC.
INDEX

Part I.  Financial Information

     Item 1.     Financial Statements

     Item 2.     Management's Discussion and Analysis or
                  Plan of Operations.. .


Part II.  Other Information

     Item 1.     Legal Proceedings

      Item 2.    Changes in Securities

     Item 3.      Defaults upon Senior Securiti

      Item 4.     Submission of Matters to
                   a Vote of Security
     Item 5.     Other Information

     Item 6.     Exhibits  and Reports on Form 8-K

Signatures




 Part  1.

Item 1.  Financial Statements

Consolidated Balance Sheets as of May 31, 1999
   and November 30, 1998

Consolidated Statements of Operations for the six months and three months ended May 31, 1999 and May 31, 1998

Consolidated Statements of Cash Flows for the six months ended May 31, 1999 and 1998. .

Note to Financial Statements



                      HIA, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 1998 is based upon an audited balance sheet.
All other information is unaudited.)

                                    May 31,               November 30,
                                    1999                    1998
ASSETS
Current Assets:
  Cash                            $ 226,915             $  29,869
  Accounts receivable,
  net of allowance for
  doubtful accounts               3,870,351             1,654,434
  Inventories                     5,224,405             2,163,434
  Other current assets              148,665               107,875
-----------------------------------------------------------------
     Total current assets         9,470,336             3,955,612
-----------------------------------------------------------------
Property and Equipment, at cost
  Land and improvements              45,295                45,295
  Buildings                         294,436               286,441
  Equipment                       1,187,462               851,978
-----------------------------------------------------------------
                                  1,527,193             1,183,714
Less accumulated depreciation
     and                            721,732               654,582
------------------------------------------------------------------
Net property and equipment          805,461               529,132

Other Assets/Investments            129,290               124,530
Goodwill, net of  amortization    1,692,463                  -0-
Non compete agreement
net of amortization                 149,750                  -0-
------------------------------------------------------------------
TOTAL ASSETS                    $12,247,300            $4,609,274
                                ===========             =========

The accompanying notes are an integral part of the consolidated financial statements.




                        HIA, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 1998 is based upon an audited balance sheet.
All other information is unaudited).

                                                  May 31,        November 30,
LIABILITIES                                         1999            1998
Current Liabilities:
  Notes payable to banks                        $ 1,477,502     $   219,613
  Current  maturities of long term obligations      374,410          64,087
  Accounts payable                                4,295,118         298,974
  Checks written against future deposits            183,919         221,405
  Accrued expenses & other current liabilities      271,721         357,948
---------------------------------------------------------------------------
Total current liabilities                         6,602,670        1,162,027
-----------------------------------------------------------------------------
Long Term Obligations:
  Notes payable, less current portion             1,927,019              -0-
  Capital lease obligations,
  less current portion                              395,206          287,187
-----------------------------------------------------------------------------
TOTAL LIABILITIES                                 8,924,895        1,449,214
------------------------------------------------------------------------------
COMMITMENTS

STOCKHOLDERS' EQUITY
 Common Stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,107,896 and outstanding 9,811,026
   and 9,394,183                                     131,079           131,079
Additional paid-in capital                        3,109,271         3,109,271
Retained earnings                                    677,142           599,458
------------------------------------------------------------------------------
                                                   3,917,492         3,839,808
Less treasury stock: 3,296,870 and
    3,713,713 shares at cost                        (595,087)             679,
------------------------------------------------------------------------------
---
Total stockholders' equity                         3,322,405         3,160,060
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $12,247,300        $4,609,274
                                                  ==========         =========

The accompanying notes are an integral part of the consolidated financial statements.



HIA, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                              Six Months Ended             Three Months Ended
                             May 31,1999 May, 31,1998  May 31,1999 May 31,1998
Net sales                    $8,746,960  $7,577,924     $6,396,804  $5,507,491
Cost of sales                 6,087,268   5,224,288      4,416,594   3,713,987
-----------------------------------------------------------------------------
Gross profit                  2,659,692   2,353,636      1,980,210   1,793,504

Selling, general
 & administrative
 expenses                     2,494,368   2,095,139      1,370,393  1,127,499
-----------------------------------------------------------------------------

 Operating Income               165,324     258,497        609,817    666,005

Other income (expense):
  Interest income                14,224      12,791          4,039      1,902
  Interest expense              (35,785)    (78,548)       (21,968)   (44,241)
Misc. income                      9,921      15,501          4,576      9,827
----------------------------------------------------------------------------
Total other income (expense)    (11,640)    (50,256)       (13,353)   (32,512)

Income before income tax
 expense                        153,684     208,241        596,464    633,493
Income tax  expense              76,000      66,000         76,000     66,000
--------------------------------------------------------------------------


NET INCOME                   $   77,684    $142,241       $520,464   $567,493
                               =======   =========       ========    ========

Net loss per share
  Basic and diluted          $ .01         $ .02          $  .05        $ .06

The accompanying notes are an integral part of the consolidated financial statements.



HIA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended
Increase (Decrease) In Cash                          May 31, 1999  May 31,1998
OPERATING ACTIVITIES:
Net Income                                           $   77,684     $  142,241
Adjustments to reconcile net income
   to net cash used  in operating activities:
      Depreciation and amortization                      70,182         49,267
Changes in current assets and
      current liabilities, net of business
      acquistion
   Accounts receivable                              ( 1,409,815)   (1,687,824)
   Inventories                                      ( 1,733,112)   (1,068,764)
   Other current assets                             (    24,844)   (   66,816)
   Accounts payable                                   2,944,203      2,473,938
   Accrued expenses and  other current liabilities    ( 161,809)   (   42,103)
    --------------------------------------------------------------------------
NET CASH USED IN
  OPERATING ACTIVITIES                                ( 237,511)     (200,061)
------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment            (165,934)     ( 43,044)
  Payment for business acquisition costs              (  82,309)         -0-
  Increase in other assets                            (   4,760)     (  5,832)
  Purchase of treasury stock                         (   12,689)     ( 15,400)
  Cash received from business acquisition               190,864          -0
------------------------------------------------------------------------------
NET CASH  USED IN
     INVESTING ACTIVITIES                            (   74,828)      (64,276)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net borrowings on notes payable to banks              330,000        195,059
  Net borrowings from capital lease obligations         119,521            -0-
  Decrease in checks written in excess of deposits    (  37,486)           -0-
  Sale of treasury stock                                 97,350         83,633
------------------------------------------------------------------------------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                509,385        278,692
------------------------------------------------------------------------------

NET INCREASE IN CASH                                    197,046         14,355

CASH, BEGINNING OF PERIOD                                29,869         15,295
------------------------------------------------------------------------------

CASH, END OF PERIOD                                     226,915         29,650
                                                        ========       =======

The accompanying notes are an integral part of the consolidated financial statements.




HIA, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.     Basis for Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement . In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended May 31, 1999 are not necessarily indicative of the results that may be obtained for the year ending November 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration's Form 10-KSB for the year ended November 30, 1998 filed with the Securities and Exchange Commission on March 1, 1999.

B.     Net Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share included no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (9,753,261 and 9,398,383 for 1999 and 1998). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. For the periods ended May 31, 1999 and 1998, total stock options in the amount of 600,000 are not considered in the computation of diluted earnings per share because the exercise price of the options exceed the average market price of the common stock during the period.

C.    Comprehensive Income

During 1998, the Company adopted Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is comprised of net income and all changes to their consolidated statements of stockholders' equity, except for those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The adoption of SFAS No. 130 does not impact the Company's consolidated financial statements for 1999 and 1998.

D.    Goodwill

Goodwill, which relates to the acquisition discussed in Note D, is being amortized over a 10 year period using the straight-line method.

E.    Non-Compete Agreement

Non-compete agreement is being amortized over the ten year term of the agreement using the straight-line method.




F.    Other Events

On May 25th, 1999, the Company acquired all of the common stock issued and outstanding of Western Pipe Supply, Inc. (WPS), a privately-held corporation established under the laws of Colorado, for a purchase price of $2,662,495.
Of the total purchase price, $1,485,385 was paid in cash directly to the seller and $1,177,110 was in the form of a subordinated promissory note taken by the seller with a ten year amortization schedule, no balloon payment, bearing interest at 8% fixed rate. The cash paid to seller was financed in part by additional borrowings on the existing line of credit from Norwest Bank Denver of $927,888 (of which $442,504 was the amount required to pay off the seller's existing line of credit with Colorado Business Bank secured by all existing assets of WPS) and a $1,000,000 five year note payable to the Norwest Bank of Denver amortized monthly bearing interest at 8.25% fixed rate.

A portion of the common stock of WPS was pledged as collateral for the promissory note given to the seller as part of the purchase price.

The Company incurred direct costs, including legal and audit fees, totaling $82,309.

The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The operating results of WPS have been included in the accompanying consolidated financial statements from the date of acquisition. The preliminary allocation of the purchase price was as follows:

    Cash                               $  190.864
    Accounts receivable, net              806,102
    Inventories                         1,327,859
    Other current assets                   15,946
    Property and equipment                177,545
    Goodwill                            1,845,245
    Other assets                            -0-

    Less:
    Accounts payable                    1,051,941
    Other current liabilities             101,167
    Line of credit                        442,504
    Long-term obligations                  23,145

Total Purchase price                 $  2,744,804



G.     Supplemental Disclosure of Cash Flow Information

Excluded from the statement of cash flows for the period ended May 31, 1999 are the effects of certain non-cash investing and financing activities as a result of the acquisition of a business on May 25th 1999. They are as follows:

     10yr, 8.25% per annum, 120 installments                $1,000,000
     Note payable to Norwest Bank Denver

     10yr, 8% per annum, 120 installments                   $1,177,110
     Note payable to Seller of business

     Line of Credit, Prime Interest Rate,                   $  485,385
     Additional borrowings


Cash payments for interest were $35,785 and $78,548 for the six months ended May 31, 1999 and 1998. Cash payments for income taxes were $117,220 and $68,279 for the six months ended May 31, 1999 and 1998.


Item 2.   Management's Discussion and Analysis or Plan of Operations

The Company's working capital increased by $74,081 during the six months ended May 31, 1999 principally as a result of the $77,684 net income.

The net cash used in operating activities increased by $37,450 primarily as a result of an increase of $470,265 in accounts payable, a $664,348 increase in inventories, a $278,009 decrease in accounts receivable and a $119,706 decrease in other current liabilities as compared to the previous six months of 1998. The increase in accounts payable was primarily due to the increase in inventories. The increase in inventories was primarily due to the $335,536 reduction in net inventories at the end of fiscal year 1998 as compared to the end of 1997 (in order to re-supply for the exceptional reduction) and the increase in inventories needed to supply the additional anticipated sales growth in 1999. The decrease in accounts receivable was primarily attributable to the generally good weather conditions during the first two quarters of fiscal 1999 which allowed the Company's contractors to collect and pay on a more timely basis than during the same period in 1998.

The net cash used in investing activities is comparable to the previous six months of 1998. However, as part of the activities, an additional $122,890 of computer equipment was purchased during the first six months of 1999 (primarily financed by a five year capital lease), $82,309 was used to pay costs associated with the acquisition of a business and $190,864 was received from the transfer of ownership of the cash accounts maintained by the business acquired.

The net increase of cash provided by financing activities of $509,385 was primarily attributable to the increase in bank borrowings on the line of credit to finance increases in inventories and the $119,521 additional borrowings on capital leases for the purchase of computer equipment.



Results of Operations

Net sales for the three months ended May 31, 1999 were up $889,313 or 16% greater than the second quarter of 1998 primarily due to the generally good weather in 1999 as compared to the same period in 1998.

The gross profit was 31% during the three months ended May 31, 1999, compared to a 32.6% gross profit for the second quarter of 1998. The decrease in gross profit percent was primarily due to more competitive pricing for business in the Company's market territory.

The selling, general and administrative expenses were up $242,894 primarily as a result of the additional payroll costs associated with rising salaries and wages in a very tight labor market with less than 3% unemployment. It is anticipated that greater than inflationary increases in labor costs will continue in the near future.

Other expense was down $19,159 primarily as a result of lower overall borrowings on the bank line of credit.

Net income was $47,029 less during the second quarter of 1999 as compared to the same period in 1998 primarily as the result of the decrease in operating income of $56,188.

Net sales for the six months ended May 31, 1999 were up $1,169,036 or 15.5% greater than the second quarter of 1998 primarily due to generally good weather in 1999 as compared to the same period in 1998.

The gross profit was 30.5% during the six months ended May 31, 1999, compared to a 31% gross profit for the second quarter of 1998. The decrease in gross profit percent was primarily due to more competitive pricing for business in the Company's market territory.

The selling, general and administrative expenses were up $399,229 primarily as a result of the additional payroll costs associated with rising salaries and wages in a very tight labor market with less than 3% unemployment. It is anticipated that greater than inflationary increases in labor costs will continue in the near future.

Other expense was down $38,616 primarily as a result of lower overall borrowings on the bank line of credit.

Net income was $64,557 less during the first six months of 1999 as compared to the same period in 1998 primarily as a result of the decrease in operating income of $93,173.






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

The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Estimates of the total costs to be incurred by the Company to resolve this problem is approximately $624,000 and a majority of which has already been funded through long-term capital lease obligations.

Since the Company mainly uses third party off-the-shelf software, it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entitles or the resulting effect on the Company. For such externally maintained systems, the Company has begun to work with vendors to ensure that each system is currently Year 2000 compliant or will be Year 2000 compliant during 1999. The Company has not developed contingency plans that would assure it will not be adversely impacted by the effect of the Year 2000 Issue and does not intend to prepare such plans.
















Part II
Item   1.    Legal Proceedings

             NONE

Item   2.    Changes in Securities and Use of Proceeds

              NONE

Item   3.    Defaults Upon Senior Securities

              NONE

Item    4.    Submission of Matters to a Vote of Security Holders

              NONE

Item   5.    Other Information

              NONE

Item    6.   Exhibits

     a)    The following exhibits are filed with this report.

            NONE

   (b)    Reports on Form 8K.

           NONE



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the under signed hereunto duly authorized.


HIA, INC.





Date:_______________________________- ___________________________________
                                       Alan C. Bergold
                                       Chief Financial Officer &
                                       President