Form 10QSB
period 1999-08-31
HIA INC
filed 1999-10-14
CIK 318189

FORM 10-QSB

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For Quarter Ended August 31, 1999

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

_____________________________________________________________________

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,811,026 shares of the Registrant's $.01 par value common stock were outstanding at August 31, 1999

HIA, INC.
                                        INDEX

Part I.  Financial Information
Item 1.       Financial Statements

item 2.       Management's Discussion and Analysis or Plan of
Operations

Part II.  Other Information
Item 1.      Legal Proceedings
Item 2.      Changes in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders


Item 5.     Other Information


Item 6.     Exhibits and Reports on Form 8-K


Signatures



Part  1.

Item 1.  Financial Statements

     Consolidated Balance Sheets as of August 31, 1999
       and November 30, 1998

     Consolidated Statements of Operations for the nine months and three months ended August 31, 1999 and August 31, 1998

     Consolidated Statements of Cash Flows for the nine months
       Ended August 31, 1999 and 1998

     Notes to Consolidated Financial Statements

                                HIA, INC. AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 1998 is based upon an audited balance sheet. All other information is unaudited.)

                                       August 31,            November
30,
                                          1999                   1998
ASSETS
Current Assets:
  Cash                                $   47,345             $   29,869
  Accounts receivable, net of
   allowance for doubtful accounts     4,070,908              1,654,434
  Inventories                          4,297,547              2,163,434
  Other current assets                    88,779                107,875
                                      ----------              ---------
     Total current assets              8,504,579              3,955,612
                                      ----------              ---------
Property, and Equipment, at cost:
  Land and improvements                   45,295                 45,295
  Buildings                              294,437                286,441
  Equipment	                           1,200,850                851,978
                                      ----------              ---------
                                       1,540,582              1,183,714
Less accumulated depreciation
     and amortization                    782,955                654,582
                                      ----------              ---------
Net property and equipment               757,627                529,132

Other Assets/Investments                 133,439                124,530
Goodwill, Net of  Amortization         1,642,703                  -0-
Non compete agreement,
 Net of Amortization                     145,500                   -0-
                                      ----------               --------
TOTAL ASSETS                         $11,183,848             $4,609,274
                                       =========              =========

The accompanying notes are an integral part of the consolidated financial statements.

HIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 1998 is based upon an audited balance sheet.  All other information is unaudited).
                                                August 31,
November 30,
LIABILITIES                                      1999
1998
Current Liabilities:
  Notes payable to banks                     $ 1,462,502       $219,613
  Current  maturities of
    long term obligations                        363,627         64,087
  Accounts payable                             2,154,525        298,974
  Checks written against future deposits         365,334        221,405
  Accrued expenses & other current liiabilities   623,730       357,948
                                                --------        -------
     Total current liabilities                 4,969,718      1,162,027
                                               ---------        -------
Long Term Obligations:
   Notes payable, less current portion         1,857,587            -0-
   Capital lease obligations,
    less current portion                         372,068        287,187
                                               ---------         ------
                                               2,229,655        287,187
                                               ---------         ------
TOTAL LIABILITIES                              7,199,373      1,449,214
                                               ---------         ------
COMMITMENTS

STOCKHOLDERS' EQUITY
 Common Stock of $.01 par value;
  Authorized 20,000,000 shares: Issued
  13,107,896 and outstanding 9,811,026
   and 9,394,183                                 131,079        131,079
Additional paid-in capital                    3,109,271       3,109,271
Retained earnings                              1,339,212        599,458
                                               ---------         ------
                                               4,579,562      3,839,808
Less treasury stock: 3,296,870 and
    3,713,713 shares at cost                     595,087        679,748
                                               ---------         ------
Total Stockholders' Equity                     3,984,475      3,160,060
                                               ---------         ------
TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY                         $11,183,848     $4,609,274
                                             ===========      =========

The accompanying notes are an integral part of the consolidated financial statements.

HIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
                        Nine Months Ended        Three Months Ended
                      Aug 31,1999  Aug 31,1998  Aug.31,1999 Aug.31,1998
Net sales             $18,960,478   $14,883,299 $10,213,518 $7,305,375
Cost of sales          13,244.678    10,370,371   7,157,410  5,146,083
                      -----------    ----------  ---------- ----------
Gross profit           5,715,800      4,512,928   3,056,108  2,159,292

Selling, general
 & administrative
 expenses              4,609,169      3,705,255  2,114,801  1,610,116
                       ---------      ---------  ---------  ---------
Operating Income       1,106,631        807,673    941,307    549,176     Other income (expense):
Interest income           42,799         19,962     28,575      7,171
Interest expense        (123,345)      (114,005)   (87,560)   (35,457)
  Misc. income            34,669         22,489     24,748      6,988
                       ---------       --------    ----------  --------
Total other income (expense)( 45,877)   (71,554)   (34,237)   (21,298)

Income before  income
   tax expense          1,060,754       736,119     907,070   527,878
Income tax  expense      321, 000       288,000     245,000   222,000
                        ----------    ---------   --------    -------
NET INCOME              $ 739,754      $448,119    $662,070  $305,878
                         =======        =======    ========  ========

Net income per share

  Basic                   $.08           $ .05        $ .07      $ .03
  Diluted                 $ 08           $ .05        $ .07      $ .03

The accompanying notes are an integral part of the consolidated financial statements.


HIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Nine Months Ended
Increase (Decrease) In Cash       August 31, 1999        August 31,1998
OPERATING ACTIVITIES:

Net Income                              $  739,754             $448,119
Adjustments to reconcile net income
   to net cash provided by (used  in)
    operating activities:
    Depreciation and amortization          187,350               82,725
Changes in current assets and
   current liabilities: net of
   business acquisition
   Accounts receivable                  (1,610,372)         (1,396,328)
   Inventories                          (  806,254)         (  452,515)
   Other current assets                     35,042          (  124,261)
   Accounts payable                        803,610            1,277,338
   Accrued expenses and  other
current liabilities                        164,615              513,974
                                        ----------            ---------
NET CASH (USED IN) PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    (486,255)             349,052
                                        ----------           ----------

INVESTING ACTIVITIES:
  Purchase of property and equipment      (179,323)           ( 88,926)
  Payment for business acquisition costs  ( 84,244)                -0-
  Increase in other assets                (  8,909)           (  5,381)
  Purchase of treasury stock              ( 12,689)           ( 15,400)
  Cash received from business acquisition  190,864                  -0-
                                         ---------            ---------
NET CASH  USED IN
     INVESTING ACTIVITIES                (  94,301)           (109,707)
                                          --------            ---------
FINANCING ACTIVITIES:
  Net borrowings (payments)
on notes payable to banks                  245,568            (317,539)
  Net borrowings from capital
  lease obligations                        111,185                  -0-
  Increase in checks written in
excess of deposits                         143,929                  -0-
  Sale of treasury stock                    97,350               83,633
                                         ---------            ---------
  NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                   598,032            (233,906)
                                          --------             --------
NET INCREASE IN CASH                        17,476                5,439

CASH, BEGINNING OF PERIOD                   29,869               15,295
                                         ---------             --------

CASH, END OF PERIOD                    $    47,345            $  20,734
                                           =======              =======
The accompanying notes are an integral part of the consolidated financial statements.


HIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.     Basis for Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement . In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended August 31, 1999 are not necessarily indicative of the results that may be obtained for the year ending November 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration's Form 10-KSB for the year ended November 30, 1998 filed with the Securities and Exchange Commission on March 1, 1999.

B.     Net Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share included no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period ( 9,753,261 and 9,398,383 for 1999 and 1998). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. For the periods ended August 31, 1999 and 1998, total stock options in the amount of 600,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

D.     Goodwill

Goodwill, which relates to the acquisition discussed in Note f, is being amortized over a 10 year period using the straight-line method.

E.     Non-compete Agreement

Non-compete agreement is being amortized over the 10 year term of the agreement using the straight-line method.




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

The Company incurred direct costs, including legal and audit fees, totaling $84,244. The acquisition has been accounted for under the purchase method of accounting.

The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The operating results of WPS have been included in the accompanying consolidated financial statements from the date of acquisition. The preliminary allocation of the purchase price was as follows:


Cash                                             $ 190,864
     Accounts receivable, net                      806,102
     Inventories                                 1,327,859
     Other current assets                           15,946
     Property and equipment                        177,545
     Goodwill                                    1,695,245
     Non-compete agreement                         150,000

     Less:
     Accounts payable                            1,051,941
     Other current liabilities                     101,167
     Line of credit                                442,504
     Long-term obligations                          23,145
                                                 ----------

Total Purchase price                           $ 2,744,804
                                                 =========



G.     A Supplemental Disclosure of Cash Flow Information

Excluding from the statement of cash flows for the period ended
August 31, 1999 the effects of certain non-cash investing and financing activities as a result of the acquisition of a business on May 25th 1999 are as follows:

     10yr, 8.25% per annum, 120 installments              $1,000,000
     Note payable to Norwest Bank Denver

     10yr, 8% per annum, 120 installments	                $1,177,110
     Note payable to Seller of business

     Line of Credit, Prime Interest Rate,                 $  485,385
      Additional borrowings

     Assumption of note payable and long-term obligation  $  465,649

Cash payments for interest were $123,345 and $114,005 for the nine months ended August 31, 1999 and 1998. Cash payments for income taxes were $175,830 and $126,717for the nine months ended August 31, 1999 and 1998.


Item 2.   Management's Discussion and Analysis or Plan of Operations

The Company's working capital increased by $741,276 during the nine months ended August 31, 1999 from working capital of $2,793,585 as of November 30, 1998. The increase in working capital is due to the $1,143,644 in working capital generated by the acquisition of WPS offset by the cash used in operations of $486,255.

The net cash provided by operating activities decreased by $835,307 primarily as a result of a decrease of $473,728 in accounts payable, a $353,739 increase in inventories, a $214,044 increase in accounts receivable and a $349,359 decrease in other current liabilities as compared to the previous nine months of 1998.

The decrease in accounts payable was primarily attributable to the decrease in accounts payable of WPS (acquired on May 25, 1999) of $650,658 offset partially by an increase in accounts payable of CPS of $176,930.

The increase in inventories was primarily attributable to the increase in inventories of CPS of $627,725 offset partially by the decrease in inventories of WPS of $273,986. The increase in inventories of CPS was primarily due to the 21% increase in sales.

The increase in account receivables was primarily attributable to the 21% increase in sales.

The decrease in other current liabilities was primarily attributable to the recording events on August 31, 1998 where income taxes of $253,000 and employer contribution to the profit sharing plan of $75,000 were recorded for the first time as compared to the same period in 1997. This event inflated the increase in current liabilities for 1998.

The net cash used in investing activities is comparable to the previous nine months of 1998. However, as part of the activities, an additional $166,404 of computer equipment was purchased during the first nine months of 1999 (primarily financed by a five year capital lease), $84,244 was used to pay costs associated with the acquisition of a business and $190,864 was received from the transfer of ownership of the cash accounts maintained by the business acquired.

The net increase of cash provided by financing activities of $598,032 was primarily attributable to the increase in bank borrowings on the line of credit to finance increases in inventories/receivables and the $111,185 additional borrowings on capital leases for the purchase of computer equipment.

Results of Operations

Net sales for the three months ended August 31, 1999 were up
$2,908,143 or 28.5% greater than the third quarter of 1998 primarily due to the sales generated by the acquisition of WPS of $2,560,389.

The gross profit was 29.9% during the three months ended August 31, 1999, compared to a 29.6% gross profit for the third quarter of 1998.


The selling, general and administrative expenses were up $504,684 primarily as a result of the general expenses of WPS of $424,454.

Other expense was up $12,939 primarily as a result of higher overall borrowings on the bank line of credit and the interest paid on the notes as a result of the acquisition of WPS.

Net income was $356,192 more during the third quarter of 1999 as compared to the same period in 1998 primarily as the result of the net income of WPS of $379,985.

Net sales for the nine months ended August 31, 199 were up $4,077,179 or 21% greater than 1998 primarily due to generally good weather in 1999 as compared to 1998 and the sales generated by WPS of $2,560,389.

The gross profit was 30.1% during the nine months ended August 31, 1999, compared to a 30.3% gross profit for 1998.

The selling, general and administrative expenses were up $903,914 primarily as a result of the additional payroll costs associated with rising salaries and wages in a very tight labor market with less than 3% unemployment and the expenses of WPS of $424,454. It is anticipated that greater than inflationary increases in labor costs will continue in the near future.

Other expense was down $25,677 primarily as a result of additional interest income of $13,870 as a result of higher account receivable delinquent balances and interest income of WPS of $8,967.

Net income was $291,635 greater during the first nine months of 1999 as compared to 1998, primarily as a result of the net income of WPS of $379,985.

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



















Part II
Item   1.     Legal Proceedings

                NONE

Item   2      .Changes in Securities

                NONE

Item   3.     Defaults Upon Senior Securities

               NONE

Item   4.     Submission of Matters to a Vote of Security Holders

               NONE

Item   5.     Other Information

See Note D to financial statements for information as to the purchase of 100% of the stock of another firm in the same business.

See Note E to financial statements regarding supplemental disclosure of cash flow information.

Item    6.   Exhibits

(a)  The following exhibits are filed with this report.

   Form 8-K/A filed with the SEC on August 9, 1999 for event reported as of
                      May 25, 1999 regarding the acquisition of Western Pipe & Supply, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the under signed hereunto duly authorized.


                                    HIA, INC.




Date: October 13,1999                       /s/Alan C. Bergold
                                            Chief Financial Officer
&President