Form 10KSB
period 1999-11-30
HIA INC
filed 2000-02-28
CIK 318189

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               Form 10-KSB
                      Annual Report Pursuant to
                      Section 13 or 15(d) of the
                   Securities and Exchange Act of 1934

For the fiscal year ended                          Commission File
  November 30, 1999                                    #09-9599

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

The Issuer had net sales of $ 26,139,848 for the fiscal year ended November 30, 1999.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of February 1, 2000 was approximately $2,590,058 based on transactions which took place in the last 50 days of 1999.

The number of shares of the only class of Common Stock of the Issuer outstanding as of January 1, 2000 was 10,360,231.
Transitional Small Business Disclosure Format (check one):
       Yes _____   No __X___

PART I

Item 1.  Business

(a)  General Development of Business

HIA, Inc. (the "Company" or "HIA") was incorporated in 1974. The Company is a holding company with all of its business conducted through its wholly-owned subsidiary, CPS Distributors, Inc. ("CPS"). Through CPS, the Company distributes turf irrigation equipment and commercial, industrial and residential well pumps and equipment on a wholesale basis. The principal executive offices of the Company are located at 4275 Forest Street, Denver, Colorado 80216, telephone
(303) 394-6040.

(b)  Narrative Description of Business

General
The Company acquired CPS, a one hundred-year-old company based in Denver, Colorado, in February 1984. CPS serves customers in the Rocky Mountain region in five states consisting of Colorado, Wyoming, New Mexico, Kansas and Nebraska. CPS carries a variety of brand name products, including pumps and water systems, water conditioning equipment, pump and well accessories, pipe valves and fittings and sprinkler system equipment. The Company's net sales for industrial, commercial and residential pumps and turf irrigation equipment represented approximately 12% and 88%, respectively, of net sales for 1999 and approximately 16% and 84%, respectively, of net sales in 1998.

During 1999, the Company's directors investigated the best possible means to expand the business operations. In the past, the Company has grown the business by establishing branch operations as start-up enterprises. This strategy has been very successful over the past ten years with each branch operating at a profit after its first full year of operations. At the end of 1998, the Company had nine branch operations in Colorado and two branch operations in Wyoming. The majority of the branches were located in metropolitan Denver.
In order to expand operations further, the choices were to continue to set up branches (start-ups) or acquire a company in the same or similar type of business. The Company currently performs distribution of wholesale-related products in the construction field. Since the Company had an internally-calculated market share for its turf and irrigation products of over 38% at the end of 1999, it was determined by the directors of the Company that present market territories were adequately represented by its existing branches and further expansion of the present product lines would probably be best served by acquisition into a local market in which the Company was not adequately represented. The directors identified a short list of these local market territories and consulted its financial advisors in determining the size of business the Company could purchase without adversely affecting its liquidity.

On May 25th, 1999, the Company through its wholly-owned subsidiary, CPS, acquired all of the issued and outstanding common stock of Western Pipe Supply, Inc. ("WPS"), a privately-held corporation established under the laws of Colorado, for a purchase price of $2,746,739 including $84,244 in acquisition costs. Of the total purchase price, $1,485,385 was paid in cash directly to the seller and $1,177,110 was in the form of a subordinated promissory note taken by the seller. The cash paid to the seller was financed in part by additional borrowings on the existing line of credit with Norwest Bank of Denver and a $1,000,000 five-year note payable also with Norwest Bank of Denver.

Marketing
CPS's line of products has changed in response to the supply and demand forces of the marketplace. The management of CPS believes that its two divisions (i.e., turf and irrigation equipment and industrial, commercial and residential pumps and equipment) reduce the cyclicality of sales and earnings that would otherwise be affected by product line shifts caused by economic and demographic changes; however, the Company is subject to the ups and downs of the overall construction activity in the Rocky Mountain region. The Company purchases approximately 21% of its products from one manufacturer. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

CPS's sales and service engineers provide technical support to assist customers in developing a system specifically tailored to the customers' needs.

Customer Base and Seasonality
CPS's customers include contractors, dealers and municipalities with the majority of sales derived from contractors. The Company believes neither its aggregate sales nor those of any of its business units are concentrated in or materially dependent upon any single customer or small group of customers.

Quotation activity is especially intense in the winter and spring months (December to April) when contracts are reviewed and eventually awarded for spring or summer construction. Since over 88% of CPS's business is composed of turf and irrigation products, its sales are concentrated from March to October and are therefore seasonal in nature.

Competition
The Company operates in a highly competitive market. During at least the past ten years, manufacturers have abandoned the exclusive relationships with their distributors. As a result, the Company is competing with other wholesalers of the same products.

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

CPS emphasizes customer service, convenient availability of products and knowledge of the industry. However, pricing, currently an important factor, is expected to continue in importance because the competition can provide the same products and warranties.

CPS has seven major competitors in its market area for turf and irrigation equipment and six major competitors in its market area for industrial, commercial and residential pumps and equipment. It is estimated by management that CPS has over 20% of the total market in Colorado for residential pumps and over 38% of the total market in Colorado for turf and irrigation equipment. Some of CPS's competitors have financial resources greater than CPS.

CPS increased its market share considerably in 1999 with the purchase of WPS which had net sales of over $6 million in 1998. The acquisition increased the number of branch outlets the Company owned operates to twelve branch outlets.

Management believes CPS has an established reputation as a distributor of quality product lines such as Rainbird, Hunter, Lasco and Jacuzzi. CPS competes primarily on service and, to a lesser extent, on price, quality and reliability of products, technical services and availability of products.

Employees
At November 30, 1999, the Company employed 93 persons, of which 37 were warehouse employees and 56 were sales and administrative employees. The Company considers its employee relations to be good.
 None of the Company's employees are covered by union contracts or collective bargaining agreements.

The Company uses computer resources for its order entry, inventory, payroll and accounting function.



Item 2.  Properties

The Company's leased facilities in Denver, Colorado are comprised of an aggregate of 32,265 square feet of offices and warehouse on 166,000 square feet of land. This building serves as the main warehouse of CPS and the executive offices of the Company. In addition, the Company owns property in Casper, Wyoming, which consists of 6,159 square feet of office/warehouse space on 33,600 square feet of land. The Company also leases 6,370 square feet of office/warehouse space on 21,781 square feet of land in Colorado Springs, Colorado; 4,000 square feet of office and warehouse space on 14,000 square feet of land in Fort Collins, Colorado; 10,000 square feet of office and warehouse space in Thornton, Colorado; 5,000 square feet of office and warehouse space in Littleton, Colorado; 4,000 square feet of office and warehouse space in Aurora, Colorado; 8,400 square feet of office and warehouse space in the central section of Denver, Colorado (lease terminated in January, 2000); 9,120 square feet of office and warehouse space in Cheyenne, Wyoming and 6,400 square feet of office and warehouse space in Broomfield, Colorado. The Company terminated its lease on the facility located in the northern section of Colorado Springs, Colorado during October, 1999.

On May 25, 1999, CPS acquired WPS in Longmont, Colorado and contracted with the former owner to lease its existing two facilities. One warehouse facility is located in Boulder, Colorado consisting of 8,000 square feet of office and warehouse space situated on 1.8 acres of land. The main warehouse facility is located in Longmont, Colorado consisting of 14,340 square feet of warehouse and office space situated on 3.9 acres of land. Both facilities utilize the available land for outside storage and customer pickup of pipe and accessories. Both leases are for a five-year period with an option to renew the lease for another five years.

During November 1994, the Company entered into an agreement to lease warehouse space for its main warehouse. The lease has a ten-year term, beginning March 1995, with monthly rent at $9,500 for the first five years, after which the monthly rent may be adjusted by the percentage increase in the Consumer Price Index. The Company has an option to purchase the related property at the end of the initial ten-year term at a price approximating the market value at that time, subject to certain conditions. The Company also has two five-year options to extend the lease term, one at the beginning of the eleventh year and one at the beginning of the 16th year. The Company is to pay for all taxes, insurance and maintenance on the property.

The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative facilities should its requirements change.

Item 3.  Legal Proceedings

As part of its ordinary course of business, the Company is involved in certain litigious activities from time to time. No litigation exists at November 30, 1999 or to the date of this report that management or its legal counsel believe will have a material impact on the financial position or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fiscal year ended November 30, 1999.


PART II

Item 5.  Market for the Company's Common Stock and Related Security
Holders Matters

The principal market on which HIA's common stock is traded is the Denver over-the-counter market. Prior to June 6, 1986, the Company's stock was traded on the NASDAQ National Market System. On June 6, 1986, HIA's common stock was de-listed from NASDAQ because the Company no longer satisfied the minimum total capital and surplus requirement for continued listing. Although at least one market maker continues to quote prices for HIA's common stock, the Company is not aware of any established public trading market for HIA's common stock since June 6, 1986.

The approximate number of holders of record of HIA's common stock as of November 30, 1999 was 1,900.

The Company has never declared any dividends with respect to HIA's common stock. The Company has not in the past and is currently restricted from paying cash dividends under its existing line-of-credit agreement.

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-KSB that are historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 ("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgements as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

  During the year ended November 30, 1998, the Company used $6,845 in cash from operations compared to $1,183,001 in cash provided from operations during the year ended November 30, 1998. Accounts receivable levels increased over prior year due to the acquisition of WPS and the increased business during the last quarter of the fiscal year due to the unseasonably warm temperatures and dry weather conditions in Colorado. Depreciation and amortization increased by $218,900 during fiscal 1999 compared to fiscal 1998. The increase in depreciation and amortization is due to $1,534,081 in goodwill, $150,000 in non-compete agreement and the $177,545 in property and equipment acquired from the acquisition of WPS on May 25, 1999. During fiscal 1999, the Company recognized a $93,788 loss from abandonment of its JD Edward's World software. The decrease in accounts payable in comparison to the prior year is due to the fact that the Company utilized its line of credit to pay it accounts payable. The increase in other current liabilities is attributable to the acquisition of WPS.

     The following is a two-year summary of working capital and current ratios:

                               1999            1998

Working Capital                $3,321,803      $2,793,585
Current Ratios                  1.95 to 1       3.40 to 1

The decrease in the current ratio was primarily due to the purchase of WPS which increased short-term borrowings by $927,889 at the date of the acquisition. The resultant ratios were effected directly by the overall increases in current assets of $1,375,158 and current liabilities of $265,157 attributable to WPS at the end of the fiscal year.

On September 9, 1997, the Company entered into an agreement with US BankCorp to finance up to $500,000 of computer and related equipment. The Company contracted with a local software company to provide software, equipment and technical services to upgrade and enhance its enterprise data and information systems. During 1998, the implementation project was abandoned due to the problems with the JD Edwards "One World" software programming which had numerous "bugs" and was not capable of being installed within a reasonable time period. As a result, after further analysis, management decided to swap the "One World" software for a similar enterprise software also developed by JD Edwards called "World". The new software was swapped out by JD Edwards at no additional cost to the Company.

The World software was installed on October 4, 1999 and fully implemented by the end of the fiscal year. After utilization of the new software by the Company's staff, particularly the counter sales personnel, it was determined by management that the level of overall customer service diminished. It was estimated by management that an additional $200,000 would have to be spent on the World software in program changes and training to bring it up to the desired level of customer service. After further investigation and analysis, management decided to abandon the World software and convert to the Trend software product which was currently installed and utilized by the WPS operations. The contract for the Trend software was signed on January 12, 2000 at an estimated cost of $200,000 for hardware, software and implementation.

As a result of the abandonment of the JD Edward's World software, the Company incurred additional costs and expenses of $286,779 which are included in selling, general and administrative expenses for fiscal year 1999. Included in the $286,779, the Company recognized a $93,788 loss on abandonment of the computer software, and the Company incurred $192,991 of consulting fees during fiscal 1999.

During fiscal 1998 and 1997, the Company purchased $90,354 and $306,068 of computer and related equipment for the JD Edwards project. The Company financed the purchase of this computer and related equipment through a capital lease obligation (See Note 3 to the Consolidated Financial Statements). The Company purchased an additional $162,280 of equipment and software during fiscal 1999 in order to implement the JD Edward's World enterprise software system. This purchase was also financed through a capital lease obligation (See Note 3). The Company anticipates financing the majority of the additional $200,000 required to install the Trend software by adding the amount to the aforementioned lease.

Investing and financing activities were directly effected by the purchase of WPS on May 25, 1999. The Company financed the business acquisition with a $1,177,110 subordinated promissory note with the seller and $1,378,765 in cash.

The Company's line of credit activity increased during fiscal 1999 primarily due to the fact that the Company borrowed an additional $927,889 to partially fund its business acquisition discussed in
Note 1. In addition, the Company entered into a $1,000,000 five-year term note payable during May 1999 to partially fund its business acquisition. Also, during the end of the fiscal year, the Company used its line-of-credit to fund the increase in inventory and accounts receivable levels due to the unseasonably warm temperatures and dry weather conditions in Colorado. As of November 30, 1999, the Company and its subsidiaries have an available line-of-credit totaling $4,000,000 of which $2,777,498 was unused.

During fiscal 1999, the Company acquired from non-affiliate stockholders 119,239 shares of its common stock at $.15 to $.20 per share for a total cost of $22,848. During fiscal 1998, the Company acquired from non-insider stockholders 159,200 shares of its common stock at $.13 to $.20 per share for a total cost of $26,424. During fiscal 1999, the Company issued 485,287 shares from treasury at $.20 per share to its officers for cash proceeds of $97,350. Approximately 300,000 of these shares issued in fiscal 1999 were from the exercise of stock options. During fiscal 1998, the Company issue 450,000 shares from treasury at $.18585 per share to its officers from cash proceeds of $83,632 as provided by the Company's stock option plan.

Management believes that the present working capital is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditures for fiscal 2000 with the exception of the computer-related lease described above.


Results of Operations

Comparison Fiscal 1999 vs. Fiscal 1998

Net sales were up $7,353,613 primarily as a result of the acquisition of WPS on May 25, 1999 which had sales of $4,132,831 for the last six months of fiscal 1999. The remaining increase primarily related to an across-the-board price increase of approximately 5% and the general volume increase in construction related activity in the Colorado front-range area. Cost of sales increased by $5,211,230 primarily due to the acquisition of WPS which accounted for $2,821,075 of the increase. The remainder was proportional to the increase in sales for the year. Gross profit percent was 29.8% and 30% for fiscal years 1999 and 1998, respectively. Selling, general and administrative expenses were up $1,921,611 primarily as a result of the additional expenses of WPS of $728,534, the abandonment of the JD Edwards enterprise software system and related costs of $286,779 and the increase in payroll costs of $535,992 which was necessitated by the very competitive labor market in the Rocky Mountain region. Pay rates increased greater than the rate of inflation and other types of compensation or accommodations were required to attract and keep valuable employees. It is anticipated that these tight labor market conditions will continue for the next two to three years or until such time as the economic growth begins to flatten out in the Rocky Mountain region.

The weighted-average interest rates on bank borrowings were 7.5% and 9.25% for 1999 and 1998, respectively. The weighted-average balance outstanding of $1,118,798 for 1999 increased by $768 compared to 1998.

Net income for fiscal 1999 increased by $70,007 primarily as a result of the additional gross profit of $2,142,383 partially offset by the additional selling, general and administrative expenses of $1,921,611 and the additional tax expense of $128,371.

Income Taxes

At November 30, 1999, the Company has recorded a current net deferred tax asset totaling $100,665 and has recorded a noncurrent net deferred tax asset totaling $222,771. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets. See Note 5 to the Company's Consolidated Financial Statements.

Year 2000 Compliant

The Company, like most other companies, is faced with the Year 2000 Issue, which is the result of computer programs that are written using two digits rather than four to define the applicable year. Any computer programs that affect the Company's activities and that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations that depend upon such date-sensitive software or computer hardware. The potential problems include, among other things, a temporary inability to process transactions, send invoices, transfer funds, or engage in similar normal business activities. The problems caused by the Year 2000 Issue may be exacerbated and cause widespread business disruption because of the interdependence of computer and telecommunications systems in the United States and throughout the world.

We continue to assess the compliance of our major customers, suppliers and vendors. Management believes that third-party relationships upon which we rely represent the greatest risk with respect to the Year 2000 issue, because we cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, we can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

Since the beginning of 2000, the Company did not have any interruptions of its business due to the Year 2000 issue. During the next few months, the Company will continue to monitor its operations and assess whether the Year 2000 Issue has an impact on the Company.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments at fair value. This Statement is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.


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

Name               Age             Positions               Director
                                                            Since
Carl J. Bentley    66              Chairman of the Board   1994
                                   and Director
Alan C. Bergold    51              President, Treasurer    1981
                                   and Director
Donald Champlin    48              Executive Vice          1994
                                   President, Secretary
                                   and Director

(b) Identification of Executive Officers

The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such.

Name                Age      Positions           Year First Elected
                                                 (1)
Carl J. Bentley     66       Chairman of the     1996
                             Board and Director  1994
Alan C. Bergold     51       President,Treasurer 1996
                             and Director        1981
Donald L. Champlin  48       Executive Vice
                             President,          1996
                             Secretary
                             and Director        1994

(1)All officers serve at the discretion of the Board of Directors.


(c)  Business Experience

The material presented below sets forth a brief account of the business experience during at least the past five years of each director, executive officer and significant employee.

Carl J. Bentley, age 66, was appointed Chairman of the Board in October 1996. He joined the Company as General Manager of CPS in July 1985. In November 1986, he became President and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

Alan C. Bergold, age 51, was appointed President in October 1996 and Executive Vice President of the Company in July 1983. He served as Vice President and Secretary of the Company from 1981 to 1983. Mr. Bergold has been a director of the Company since 1981.

Donald Champlin, age 48, was appointed Executive Vice President in October 1996. He joined the Company as Pump Product Manager in October 1983. In February 1989, he became Vice President of Marketing and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

(d) Involvement in Certain Legal Proceedings

None

(e) Promoters and Control Persons

Not applicable



Item 10.Executive Compensation

Summary Compensation Table

The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended November 30, 1999, 1998 and 1997 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:


                              Annual Compensation
Name and       Year
Principal       Ended
Position        Nov. 30         Salary      Bonus
Year
Carl J. Bentley 1999            $157,500    $99,381
Chairman of the 1998             143,620     70,890
Board           1997             132,750     61,000

Alan C. Bergold 1999             155,000     99,381
President       1998             141,120     70,890
                1997             130,250     61,000

Donald Champlin 1999             155,000     99,381
Executive       1998             141,120     70,890
Vice-president  1997             127,750     61,000

                                  Long Term Compensation
                         Other                 Securities
Name and         Year    Annual    Restricted  Underlying
Principal        Ended   Compen-   Stock       Options/   LTIP
Position         Nov. 30 sation    Award       SARs       Payouts

Carl J. Bentley  1999    -         -            200,000    -
Chairman of the  1998    -         -            -          -
Board            1997    -         -            -          -

Alan C. Bergold  1999    -         -            200,000    -
President        1998    -         -            -          -
                 1997    -         -            -          -

Donald Champlin  1999    -         -            200,000    -
Executive        1998    -         -            -          -
Vice-President   1997    -         -            -          -

Name and            Year               All
Principal           Ended              Other
Position            Nov. 30            Compensation
Carl J. Bentley     1999               -
Chairman of the     1998               -
Board               1997               -

Alan C. Bergold     1999               -
President           1998               -
                    1997               -

Donald Champlin     1999               -
Executive           1998               -
Vice President      1997               -


The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to the above-listed officers. The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lessor of $50,000 or 10% of the cash compensation reported.

The Company has employment agreements as follows:

Carl J. Bentley (1): $169,900 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of profit-sharing contribution; term of five years beginning December 1, 1998.

Alan C. Bergold (1): $167,400 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of profit-sharing contribution; term of five years beginning December 1, 1998.

Donald Champlin (1): $167,400 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of profit-sharing contribution; term of five years beginning December 1, 1998.

(1) There is a provision for payment of one year's compensation as a result of the sale of all or substantially all of the Company's assets.

(b) Option/SAR Grants in Last Fiscal Year

                        Percent of
           Number of    Total options/
           Securities   SARs granted            Market
           Underlying   to Employees   Exercise Price on
           Options/     in Fiscal      or Base  Date of   Expiration
Name       SARs Granted Year           Price    Grant     Date
Alan C.
Bergold    200,000      33%            $.1859   $.1859    12/31/99
Carl J.
Bentley    200,000      33%            $.1859   $.1859    12/31/99
Donald
Champlin   200,000      33%            $.1859   $.1859    12/31/99
</TABLE

(c)Aggregated Option/SAR Exercises and Last Fiscal Year and Year-End
Option/SAR Values

                                  Number of        Value of
                                  Securities       Unexercised
                                  Underlying       In-the-money
                                  Unexercised      Options/
             Shares               Options/SARs     SARs at
             Acquired    Value    at FY-end        FY-end
Name         on Exercise Realized (all exercisable)(all exercisable)
Alan C.
Bergold      100,000     $22,282  200,000          $12,820
Carl J.
Bentley      100,000      22,282  200,000           12,820
Donald
Champlin     100,000      22,282  200,000           12,820

Refer to Note 6 to the Consolidated Financial Statements for description of Stock Option Plan



Item 11.Security Ownership of Certain Beneficial Owners and
Management

(a)Security Ownership of Certain Beneficial Owners

The following table shows the beneficial ownership of Common Stock by each person known by the Company to own beneficially more than 5 percent of the outstanding shares of its Common Stock. The Company has no other class of voting securities.


Common Stock

Name and Address of       Amount and nature      Percent
Beneficial Owner          Beneficial Ownership   of Class
Carl J. Bentley           1,916,153(1)           18.5%
4275 Forest Street
Denver, CO 80216

Alan C. Bergold           2,402,646(1)           23.2%
4275 Forest Street
Denver, CO 80216

Don Champlin              1,989,797(1)           19.2%

(1) Includes 200,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2000.



(b)Security Ownership of Management

The following table shows the equity securities beneficially owned by all directors of the Company and all directors and officers of the Company as a group.

(1)Directors

Common Stock

Name and Address of       Amount and nature      Percent
Beneficial Owner          Beneficial Ownership   of Class
Carl J. Bentley           1,916,153(1)           18.5%
4275 Forest Street
Denver, CO 80216

Alan C. Bergold           2,402,646(1)           23.2%
4275 Forest Street
Denver, CO 80216

Don Champlin              1,989,797(1)           19.2%

(1) Includes 200,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2000.



(2)  Directors and Officers as a Group

                        Amount and Nature of   Percent
Title of Class          Beneficial Ownership   of Class
Common Stock            6,308,596(1)           60.9%
(1)  Includes 200,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31,2000.

(c) Changes in Control
None.



Item 12.Certain Relationships and Related Transactions

   (a) Transactions With Management and Others

On November 30, 1995, the Board of Directors granted an option to each of the three executive officers of CPS to purchase up to 200,000 shares of treasury stock at $.18585 per share by December 31, 1997. The options' exercise price was equal to the common stock's market price at the date of grant. On December 31, 1997, the officers and directors of the Company exercised a total of 450,000 shares of the November 30, 1995 option at $.18585 per share.
 Concurrently, the remaining 150,000 shares of the November 30, 1995 options expired.

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

      On January 1, 1999, the Board of Directors granted an option to each of the officers of the Company to purchase 600,000 shares of treasury stock at $.18585 per share by December 31, 1999. On December 31, 1999, the officers and directors of the Company exercised a total of 600,000 shares of the January 1, 1999 option at $.18585 per share. During the year ended November 30, 1999, the Company issued 185,287 shares from treasury to its officers for cash proceeds of $30,504.

On January 1, 2000, the Board of Directors granted an option to each of the officers of the Company to purchase 600,000 shares of
treasury stock at $.25 per share by December 31, 2000.   The
options' exercise price was equal to the common stock's market price at the date of grant.

(b)   Certain Business Relationships
None.

(c)   Indebtedness of Management
None.

(d)   Transactions with Promoters
Not applicable.


Index to Consolidated Financial Statements
Report of Independent Certified Public Accountants

Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Summary of Accounting Policies
Notes to Consolidated Financial Statements


Report of Independent Certified Public Accountants
To the Stockholders and Board of Directors

HIA, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of HIA, Inc. and subsidiaries (the "Company") as of November 30, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIA, Inc. and subsidiaries at November 30, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ BDO Seidman, LLP


Denver, Colorado
January 14, 2000









HIA, Inc. and Subsidiaries
Consolidated Balance Sheets

November 30,                                   1999              199
Assets (Note 2)

Current assets:
 Cash                                     $    21,117        $    29,869
 Accounts receivable, less
  allowance of $111,000 and $100,000
    for possible losses                     3,311,736          1,654,434
 Inventories                                3,359,705          2,163,434
 Other current assets (Note 5)                116,327            107,875
------------------------------------------------------------------------
Total current assets                        6,808,885          3,955,612
------------------------------------------------------------------------

Property and equipment:
 Land and improvements                         45,295             45,295
 Buildings and improvements                   294,138            286,441
 Equipment (Note 3)                         1,089,934            851,978
------------------------------------------------------------------------
                                            1,429,367          1,183,714
 Less accumulated depreciation and
  amortization                                839,372            654,582
------------------------------------------------------------------------
Net property and equipment                    589,995            529,132
------------------------------------------------------------------------
Other assets
  Goodwill, net of accumulated of
   $108,954(Note 1)                         1,425,127                  -
  Deferred tax asset(Note 5)                  222,771              5,242
  Non-compete agreement, net of
   Accumulated amortization of
   $9,000(Note 1)                             141,000                  -
  Investments                                  91,894             91,894
  Other                                        25,000             27,394
------------------------------------------------------------------------
Total other assets                          1,905,792            124,530
------------------------------------------------------------------------
                                          $ 9,304,672        $ 4,609,274
========================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

HIA, Inc. and Subsidiaries
Consolidated Balance Sheets
(continued)
November 30,                                  1999                1998
Liabilities and Stockholders' Equity

Current liabilities:
 Note payable (Note 2)                      $ 1,222,502     $ 219,613
 Current maturities of long-term
  Debt(Note 2)                                  253,349             -
 Current maturities of capital lease
   obligation (Note 3)                          126,121        64,087
 Accounts payable                               942,428       298,974
 Checks written against future deposits         258,878       221,405
 Accrued payroll and bonuses                    314,810       209,000
 Accrued profit sharing plan
 contribution (Note 7)                           86,661        72,000
 Income taxes payable (Note 5)                  217,417        26,604
 Other current liabilities                       53,613        50,344
----------------------------------------------------------------------

Total current liabilities                     3,475,779     1,162,027
----------------------------------------------------------------------
Long-term liabilities:
 Long-term debt, less current
  Maturities(Note 2)                          1,784,506             -
 Capital lease obligation, less current
  portion (Note 3)                              321,879       287,187
----------------------------------------------------------------------
Total Long-term liabilities                   2,106,385       287,187

Total liabilities                             5,582,164     1,449,214
---------------------------------------------------------------------

Commitments
  (Notes 4 and 7)

Stockholders' equity (Note 6):
 Common stock, $.01 par value;
  20,000,000 shares authorized;
   13,107,896 issued and 9,760,231
    and 9,394,183 outstanding                   131,079       131,079
 Additional paid-in capital                   3,109,271     3,109,271
 Retained earnings                            1,087,404       599,458
---------------------------------------------------------------------
                                              4,327,754     3,839,808
 Less treasury stock at cost;
  3,347,665 and 3,713,713 shares                605,246       679,748
---------------------------------------------------------------------

Total stockholders' equity                    3,722,508     3,160,060
---------------------------------------------------------------------
                                           $  9,304,672   $ 4,609,274
=====================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.

HIA, Inc. and Subsidiaries
Consolidated Statements of Income

Years Ended November 30,                       1999            1998
 Net sales                               $   26,139,848    $  18,786,235
 Cost of Sales(Note 8)                       18,348,265       13,137,035
------------------------------------------------------------------------
Gross Profit                                  7,791,583        5,649,200
Selling, general and administrative           6,815,059        4,893,448
------------------------------------------------------------------------
Operating income                                976,524          755,752

Other income (expense):
   Interest income                               52,229           18,327
   Interest expense                            (201,865)       (135,668)
   Miscellaneous Income                          35,669           25,768
------------------------------------------------------------------------
Total other expense                            (113,967)        (91,573)
------------------------------------------------------------------------
Income before taxes on income                   862,557         664,179
Taxes on income (Note 5)                        374,611         246,240
------------------------------------------------------------------------
Net Income                                $     487,946      $  417,939
========================================================================
Net income per common share:
   Basic                                  $         .05      $       .04
   Diluted                                $         .05      $       .04
========================================================================
Basic weighted-average
  Common shares outstanding                   9,774,376        9,442,729
========================================================================
Diluted weighted-average
  Common shares outstanding                   9,812,836        9,442,729
========================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

HIA, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity


                                           Additional         Retained
                       Common Stock        Paid-In            Earnings
Years Ended November
 30, 1999 and 1998   Shares     Amount     Capital


Balance, December
 1, 1998             13,107,896 $ 131,079 $  3,109,271     $  181,519

 Acquisition of
 treasury stock
   (Note 6)                   -         -            -               -

Issuance of shares
 held in treasury
   (Note 6)                   -         -            -               -

Net income                    -         -            -         417,939
---------------------------------------------------------------------

Balance, November
 30, 1999            13,107,896   131,079    3,109,271         599,458

Acquisition of
 treasury stock
   (Note 6)                   -         -            -             -

Issuance of shares
 held in treasury
   (Note 6)                   -         -            -             -

Net income                    -         -            -         487,946
----------------------------------------------------------------------

Balance, November
 30, 1999            13,107,896  $131,079   $3,109,271    $  1,087,404
======================================================================

                                 Treasury Stock          Total
                             Shares       Amount         Stockholders'
Years Ended November
 30, 1999 and 1998                                       Equity

Balance, December
 1, 1998                 4,004,513      $(736,956)         $2,684,913

 Acquisition of
 treasury stock
   (Note 6)            159,200        (26,424)            (26,424)

Issuance of shares
 held in treasury
   (Note 6)               (450,000)        83,632              83,632

Net income                       -              -             417,939
---------------------------------------------------------------------

Balance, November
 30, 1998                3,713,713       (679,748)          3,160,060

Acquisition of
 treasury stock
  (Note 6)                 119,239        (22,848)            (22,848)

Issuance of shares
 held in treasury
  (note 6)                (485,287)        97,350              97,350

Net income                      -               -             487,946
---------------------------------------------------------------------

Balance, November
 30, 1999                3,347,665      $(605,246)       $  3,722,508

See accompanying summary of accounting policies and notes to consolidated financial statements.

HIA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash

Years Ended November 30,                          1999            1998

Operating activities:
 Net income                                    $  487,946   $  417,939
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
   activities:
    Depreciation and amortization                 347,485      128,585
    Loss on abandonment of computer
     Software                                      93,788            -
    Allowance for doubtful accounts                10,508       13,938
    Deferred income taxes                         (81,982)       3,042
    Changes in operating assets and liabilities,
     Net of business combination:
      Accounts receivable                        (861,708)       7,850
      Inventories                                 131,588      335,536
      Other current assets                         35,046       36,978
      Accounts payable                           (408,486)     117,465
      Other current liabilities                   238,970      121,668
------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                             (6,845)    1,183,001
------------------------------------------------------------------------
Investing activities:
 Purchase of WPS, net of cash acquired        (1,378,765)            -
 Purchase of property and equipment              (44,357)            -
 Increase in other assets                          2,393         2,606
------------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                         (1,420,729)        2,606
------------------------------------------------------------------------

HIA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Increase (Decrease) in Cash
Years Ended November 30,                     1999           1998

Financing activities:
 Proceeds from note payable to bank           7,552,888      4,988,373
 Repayments on note payable to bank          (6,992,502)    (6,267,373)
 Proceeds on long-term debt                   1,000,000              -
 Repayments on long-term debt                  (139,255)             -
 Repayments on capital lease obligation        (114,284)       (45,148)
 Acquisitions of treasury stock                 (22,848)       (26,424)
 Proceeds from sale of treasury stock            97,350         83,632
 Checks written against future deposits          37,473         95,907
----------------------------------------------------------------------

Net cash provided by (used in)
 financing activities                         1,418,822     (1,171,033)
----------------------------------------------------------------------

Increase (decrease) in cash                      (8,752)        14,574

Cash, beginning of year                          29,869         15,295
----------------------------------------------------------------------

Cash, end of year                         $      21,117     $   29,869
======================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.



HIA, Inc. and Subsidiaries
Summary of Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of HIA, Inc. (the "Company" or "HIA"), its wholly-owned subsidiary CPS Distributors, Inc. ("CPS"), and CPS's wholly-owned subsidiaries, Western Pipe Supply ("WPS") and Water Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Lines of Business
The principal business of HIA, conducted through its subsidiaries, is the wholesale distribution of turf irrigation equipment and pumps.

Concentration of Risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company invests temporary cash in demand deposits with federally insured financial institutions. Such demand deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Note Payable, Long-Term Debt, and Capital Lease Obligations

The note payable, long-term debt, and capital lease obligations bear interest at floating rates of interest based upon lending institutions' prime lending rate. Accordingly, their fair value approximates their reported carrying amounts at November 30, 1999 and 1998.

Inventories
Inventories consist of wholesale goods held for resale, which are primarily valued at the lower of cost (as determined using first-in, first-out method) or market.

Depreciation, Amortization, Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements and leased equipment are amortized over the lesser of the estimated useful lives or over the term of the leases. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statements of income. Depreciation expense was $229,531 and $128,585 for the years ended November 30, 1999 and 1998.

Long-Lived Assets
Long-lived assets and identifiable intangibles, including goodwill and the non-compete agreement, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value. Included in selling, general and administrative expense for 1999 is approximately $94,000 related to the impairment loss of certain capitalized computer software abandoned by the Company.

Goodwill and Non-Compete Agreement
Goodwill and the non-compete agreement, which relate to the acquisition of WPS in 1999 (see Note 1), are being amortized over a 10-year period using the straight-line method. Amortization expense was $117,954 for the year ended November 30, 1999.

Revenue Recognition
The Company recognizes revenue at the time sales are shipped to customers in the normal course of business.

Income Taxes
The Company accounts for income taxes under the liability method, which requires an entity to recognize, deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Advertising Costs
The Company recognizes advertising expense when incurred. Advertising expense was approximately $25,000 and $9,300 for the years ended
November 30, 1999 and 1998.

Net Income Per Common Share
The Company implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") in 1998. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings or net income per share. Basic net income per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted net income per share. The adoption of SFAS No. 128 did not affect the income per share calculation at November 30, 1998.

For the year ended November 30, 1998, stock options of 600,000 were not included in the computation of diluted income per share because the exercise price of the options exceeded the average market price of the common stock during the period.

Statements of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock Option Plans
The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and the related Interpretation in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

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

Reclassifications
Certain reclassifications have been made to the 1998 financial statements in order for them to conform to the 1999 presentation. Such reclassifications have no impact on the Company's consolidated financial position or results of operation.

Comprehensive Income
The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". Comprehensive Income is comprised of net income and all changes to the consolidated statement of stockholders' equity, except those changes made due to investments by stockholders, changes in paid-in-capital and distributions to stockholders. The adoption of SFAS No. 130 had no impact on the Company's 1999 and 1998 consolidated financial statements.

Fourth Quarter Adjustments
The Company recorded in the fourth quarter of the year ended November 30, 1999, an adjustment to properly accrue for officer bonuses in the amount of $200,000.

Recent Accounting Pronouncements
The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

HIA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1.)  Business Acquisition
On May 25, 1999, the Company, through its wholly-owned subsidiary, CPS, acquired all of the issued and outstanding common stock of Western Pipe Supply, Inc. ("WPS") for a purchase price of $2,746,739 including $84,244 in acquisition costs. Of the total purchase price, $1,485,385 was paid in cash directly to the seller and $1,177,110 was in the form of a subordinated promissory note. The cash paid to the seller was financed in part by additional borrowings on the Company's existing line of credit of $927,889 (of which $442,504 was the amount required to pay off the seller's existing line of credit) and a $1,000,000 five-year term note payable.

The acquisition was recorded using the purchase method of accounting by which the assets were valued at fair market value at the date of acquisition. The preliminary purchase price allocation as reflected in the Company's 1999 quarterly financial statements was adjusted to reflect deferred tax assets of $163,099 that existed at the purchase date. Accordingly, the amount of goodwill recorded pursuant to the preliminary purchase price allocation was reduced by $163,099. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition.

The final allocation of the purchases price was as follows:

  Cash                               $  190,864
  Accounts receivable, net              806,102
  Inventories                         1,327,859
  Other current assets                   15,946
  Property and equipment                177,545
  Deferred tax assets                   163,099
  Goodwill                            1,534,081
  Non-compete agreement                 150,000
  Less:
  Accounts payable                    1,051,941
  Other current liabilities             101,167
  Line of credit                        442,504
  Long-term obligation                   23,145
------------------------------------------------
Total purchase price                $2,746,739
===============================================

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of WPS occurred at the beginning of fiscal year 1998. The unaudited pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.


Year Ended November 30,               1999              1998
Net sales                             $ 29,327,944    $ 25,055,025
Net income                            $    363,486    $    418,359
Net income per common share:
  Basic                         $              .04    $        .04
  Diluted                       $              .04    $        .04

2.Note Payable and Long-Term Debt
Line-of-Credit Agreement
CPS and its subsidiaries have a line-of-credit agreement with a bank, which expires on April 30, 2001. The available loan amount is the lesser of $4,000,000 or the computed borrowing base, as defined by the terms of the agreement. The line-of-credit provides for interest at the lower of the bank's prime rate (8% and 7.75% at November 30, 1999 and 1998) or 8.5%. The agreement is collateralized by principally all of the Company's business assets including accounts receivable, inventories and property and equipment, excluding owned real estate. Additionally, the bank has the right of set-off under this agreement. The agreement is also guaranteed by HIA.

The agreement contains several covenants which, among other things, require that the Company maintain certain financial ratios, minimum net worth and minimum working capital as defined in the line-of-credit agreement. In addition, the agreement limits the payment of dividends, the purchase of property and equipment, and officer and stockholder compensation. As of November 30, 1999, the Company was in compliance with these covenants under the line-of-credit agreement.

As of November 30, 1999 and 1998, $1,222,502 and $219,613 were outstanding under this line-of-credit agreement.


Long-term debt

Long-term debt consisted of the following:

November 30,                                1999           1998

Subordinated note dated May 24, 1999;
monthly principal and interest payments
of $14,282 through June 2009, including
interest at 8% per annum. Collateralized
by common shares of WPS.                    $ 1,137,855    $ -

Promissory note dated May 24, 1999;
 monthly principal and interest payments
 of $20,336 through May 2004, including
 interest at 8.125% per annum.
 Collateralized by substantially all of
the Company's business assets including
 accounts receivable, inventories and
property and equipment, excluding owned
 real estate.                                   900,000      -
---------------------------------------------------------------
Total long-term debt                          2,037,855      -
Less current maturities                         253,349      -
---------------------------------------------------------------
Long-term, less current maturities           $1,784,506     $-
===============================================================

Aggregate maturities of long-term debt at November 30, 1999 are as follows:
Years Ending November 30,
2000                                             $  253,349
2001                                                282,384
2002                                                306,082
2003                                                331,766
2004                                                218,411
Thereafter                                          645,863
-------------------------------------------------------------
                                                 $2,037,855
=============================================================

3. Capital Lease Obligations
As of November 30, 1999 and 1998, the Company's capital lease obligations consisted of $486,606 and $396,422 of computer-related equipment net of accumulated amortization of $163,225 and $65,338.

The following is a schedule, by year, of future noncancellable minimum payments required under the capital lease, together with the present value of the related payments as of November 30, 1999.

Years Ending November 30,
2000                                         $  156,119
2001                                            128,329
2002                                            128,329
2003                                            105,375
--------------------------------------------------------
                                                518,152
Less amount representing interest                70,152
--------------------------------------------------------
Present value of minimum lease payments         448,000

Less current maturities                         126,121
--------------------------------------------------------

Long-term capital lease obligation, less
current maturities                           $  321,879
========================================================

4. Commitments

Operating Leases
The Company leases its main warehouse under a noncancellable operating lease requiring monthly payments through February 2005. The Company has an option to purchase the related property at the end of the initial ten-year term at a price approximating the market value at that time, subject to certain conditions. The lease also provides for two five-year options to extend the lease term.

The Company also leases vehicles, equipment and warehouse space under noncancellable operating leases.

Total lease expense was approximately $648,000 and $538,000 for fiscal 1999 and 1998.

As of November 30, 1999 future annual minimum lease payments under non-cancelable operating leases are as follows:

Years Ending November 30
2000                                    $  666,000
2001                                       547,000
2002                                       385,000
2003                                       338,000
2004                                       202,000
Thereafter                                  31,000
---------------------------------------------------
                                        $2,169,000
===================================================

Employment Agreements

The Company has entered into employment agreements that extend to November 30, 2004 with its officers. The employment agreements set forth annual compensation to its officers of between $167,400 and $169,900 each. Compensation is adjusted annually based on the cost of living index plus five percent per annum base increase.

3.Taxes on Income
The provision (benefit) for taxes on income for the years ended
November 30, 1999 and 1998 consisted of the following:

                                  1999                   1998
Current:
  Federal                         $ 395,107              $ 233,145
  State                              61,486                 10,053

Deferred:
  Federal                           (75,330)                 2,795
  State                              (6,652)                   247
-------------------------------------------------------------------
                                 $  374,611             $  246,240
===================================================================

A reconciliation of taxes on income at the federally statutory rate to the effective tax rate is shown below:

Years Ended November 30,                1999               1998

Income taxes computed at the
 federal statutory rate                $ 293,269           $ 225,821
State income taxes,
 net of federal benefit                   25,877              19,925
Amortization of goodwill                  40,313                   -
Other permanent differences               15,152                 494
----------------------------------------------------------------------
Taxes on income                        $ 374,611           $ 246,240
======================================================================

Temporary differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax assets at November 30, 1999 and 1998 relate to the following:

                                      1999                1998
                                Current   Long-term  Current Long-term
Inventories                   $  66,510  $      -   $ 36,113 $    -
Accounts receivable              40,888         -     37,000      -
Property and equipment                -    80,993          -  3,122
Net operating loss carryforwards      -   138,178          -      -
Other                            (6,733)    3,600          -  2,120
---------------------------------------------------------------------
Net deferred tax asset       $ 100,665 $ 222,771   $ 73,113 $5,242
=====================================================================

At November 30, 1999 and 1998, $100,665 and $73,113 of the net deferred tax asset is classified as current and included in other current assets in the accompanying consolidated balance sheets. The Company has recorded no valuation allowance to offset the net deferred tax assets because management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

Included in the net operating loss carryforwards is approximately $373,000 acquired in the WPS acquisition. As a result of the change in ownership, as defined by Section 382 of the Internal Revenue Code, the net operating loss carryforwards acquired are limited in use to approximately $130,000 per year and must be offset only by taxable income generated by WPS. The net operating loss carry forwards all expire in 2011.

6. Stockholders'  Equity

Treasury Stock and Common Stock Options
The Company acquired from non-affiliate stockholders 119,239 shares of its common stock at $.15 to $.20 per share during fiscal 1999 and 159,200 shares of its common stock at $.13 to $.20 per share during fiscal 1998. During fiscal 1999, the Company issued 485,287 shares from treasury at $.20 per share to its officers for cash proceeds of $97,350; 300,000 of those issued shares in fiscal 1999 were from the exercise of stock options. During fiscal 1998, the Company issued 450,000 shares from treasury at $.18585 per share to its officers for cash proceeds of $83,632 as provided by the stock option plan described below.

On January 1, 1999, the Board of Directors granted to the officers of the Company options to purchase 600,000 shares of treasury stock at $.18585 per share through December 31, 1999. On November 30, 1996, the Board of Directors of the Company granted to officers of the Company options to purchase up to 600,000 treasury shares at $.22282 per share through December 31, 1998. The exercise price of these options was equal to the common stock's market price at the date of grant.

In addition, the Company has incentive and non-incentive stock option plans for officers, directors and employees of the Company and its subsidiaries under which options to purchase the Company's common stock are granted at no less than 100 percent of the market price of the stock at the date of grant. At November 30, 1999 and 1998, there were 684,250 shares reserved for future grants. Under these plans, there were no options granted or outstanding as of November 30, 1999 and 1998.

The following table summarizes information on stock option activity:


                                                   Weighted
                                Exercise            Average
                 Number of      Price              Exercise        Expiration
                   Shares       per Share         Price per Share  Dates
Outstanding at
December 1,1997  1,200,000      $.1859-.2228     $   .204          1997-1998
  Granted                -                 -            -                  -
  Exercised       (450,000)            .1859        .1859               1997
  Expired         (150,000)            .1859        .1859               1997
-----------------------------------------------------------------------------
Outstanding at
November 30,1998   600,000             .2228        .2228               1998
  Granted          600,000             .1859        .1859               1999
  Exercised       (300,000)            .2228        .2228               1998
  Expired         (300,000)            .2228        .2228               1998
-----------------------------------------------------------------------------
Outstanding at
November 30,1999   600,000      $      .1859     $  .1859               1999
==============================================================================

SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grant in 1999: dividend yield of zero percent, expected volatility of 69% and an expected life of one year. The Company did not grant any stock options during fiscal 1998.


Years Ended Nov. 30,                             1999                  1998
Net Income
  As repoted                                    $ 487,946              $ 417,939
  Pro forma                                       455,735                417,939

Basic net income per common share:
  As reported                                   $     .05              $     .04
  Pro forma                                           .05                    .04
================================================================================
Diluted net income per common shares:
  As reported                                   $     .05              $     .04
  Pro  forma                                          .05                    .04
================================================================================

The following information summarizes stock options outstanding at November 30, 1999:


                 Outstanding                             Exercisable
                              Weighted  Average
                            Remaining                            Weighted
                Number      Contractual   Exercise    Number      Average
Exercise Price  Outstanding Life in Years Price       Exercisable Exercise Price
 $ .1859        600,000     less than 1   $.1859      600,000     $.1859
================================================================================

7.Employee Benefits

Profit Sharing Plan
The Company maintains a noncontributory profit-sharing plan (the "Plan") for the benefit of all full-time employees of the Company who are at least 18 years of age. Interests vest ratably after two years and are fully vested after seven years. The Plan is funded by the Company's contribution determined annually by the Board of Directors. Contributions to the Plan were approximately $68,000 and $72,000 for the years ended November 30, 1999 and 1998.

401(k) Plan
The Company has adopted a Section 401(k) profit sharing plan, which is available for employees who are at least 18 years of age and who have completed one year of service with the Company. Participants in the plan may contribute up to 15% of their compensation, subject to certain limitations. Under the plan, the Company may make discretionary contributions to be determined on a year-to-year basis and may make discretionary matching contributions. Company matching contributions vest ratably over 6 years. For the year ended November 30, 1999, the Company contributed approximately $31,000. The Company did not make a contribution to the plan for the year ended November 30, 1998.

8.Economic Dependency
During 1999 and 1998, the Company purchased approximately 21% and 24% of its products from one manufacturer. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

9.Supplemental Disclosures of Cash Flow Information
Excluded from the statement of cash flows for the years ended November 30, 1999 and 1998 were the effects of certain noncash investing and financing activities including the purchase of equipment in 1999 and 1998 of $162,280 and $90,354 with third party financing. In addition, in 1998 the Company converted $306,068 in notes payable to a capital lease obligation.

The following table summarizes the net cash used in conjunction with the 1999 WPS acquisition:

                                                                 1999
Working capital, other than cash acquired                 $    996,799
Property and equipment                                         177,545
Deferred tax assets                                            163,099
Goodwill                                                     1,534,081
Non-compete agreement                                          150,000
Acquired debt and long-term obligations                     (1,642,759)
-------------------------------------------------------------------------
Net cash used to acquire WPS                             $   1,378,765

Cash payments for interest were $201,865 and $135,668 for the years ended November 30, 1999 and 1998. Cash payments for income taxes were $234,440 and $226,671 for the years ended November 30, 1999 and 1998.

10.Subsequent Event
On January 1, 2000, the Board of Directors granted an option to each of the officers of the Company to purchase 600,000 shares of treasury stock at $.25 per share by December 31, 2000. The options' exercise price was equal to the common stock's market price at the date of grant.



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

Signature                     Title                    Date


/s/ Carl J. Bentley           Chairman of the Board    Feb. 28,2000
Carl J. Bentley               and Director


/s/ Alan C. Bergold           President,               Feb. 28,2000
Alan C. Bergold               Treasurer and Director


/s/ Donald Champlin           Executive Vice           Feb. 28,2000
Donald Champlin               President, Secretary
                              and Director
