Form 10QSB
period 2000-02-29
HIA INC
filed 2000-04-14
CIK 318189

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                   Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                       For Quarter Ended February 29, 2000

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


       Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
10,360,231 shares of the Registrant's $.01 par value common stock were outstanding at February 29, 2000






HIA, INC.
                                         INDEX

Part I.  Financial Information

     Item 1.     Financial Statements

      Item 2.     Management's Discussion and Analysis or
                   Plan operations


Part II.  Other Information

     Item 1.     Legal Proceedings

     Item 2.     Changes in Securities

     Item 3.     Defaults upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security Holders

     Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

Signatures


 Part  1.

Item 1.  Financial Statements

     Consolidated Balance Sheets as of February 29, 2000
        and November 30, 1999

     Consolidated Statements of Operations for the three months ended February 29, 2000 and February 28, 1999

     Consolidated Statements of Cash Flows for the three months ended February 29, 2000 and February 28, 1999

     Notes to Consolidated Financial Statements

                                 HIA, INC. AND SUBSIDIARY

                                CONSOLIDATED BALANCE SHEETS

(Information as of November 30, 1999 is based upon an audited balance sheet. All other information is unaudited.)

                                            February 29,              November 30,
                                                2000                   1999
ASSETS
Current Assets:
  Cash                                      $   14,667                 $    21,117
  Accounts receivable, net of
    allowance for doubtful accounts          3,434,099                   3,311,736
  Inventories                                5,346,889                   3,359,705
  Other current assets                         116,327                     116,327
                                             ---------                   ---------
     Total current assets                    8,911,982                   6,808,885
                                             ---------                   ---------
Property, and Equipment, at cost:
  Land and improvements                         45,295                      45,295
  Buildings                                    300,832                     294,138
  Equipment                                  1,095,654                   1,089,934
                                             ---------                   ---------
                                             1,441,781                   1,429,367
Less accumulated depreciation
     and amortization                          891,734                     839,372
                                              --------                    --------
Net property and equipment                     550,047                     589,995

Other Assets/Investments                       351,900                     339,665
Goodwill, net of  Amortization
  of $163,431 and $108,954                   1,370,650                   1,425,127
Non-compete agreement, net of Amortization
  Of $13,500 and $9,000                        136,500                      141,000
                                             ---------                   ----------
TOTAL ASSETS                               $11,321,079                   $9,304,672
                                           ===========                   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                  HIA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 1999 is based upon an audited balance sheet.  All other information is unaudited).
                                                February 29,         November 30,
LIABILITIES
                                                     2000              1999
Current Liabilities:
  Note payable to bank                          $2,227,502           $1,222,502
  Current  maturities of long term obligations     368,130              379,470
  Accounts payable                               3,078,390              942,428
  Checks written against future deposits           205,852              258,878
  Accrued expenses & other current liabilities     145,984              672,501
                                                ----------            ---------
     Total current liabilities                   6,025,858            3,475,779
                                                 ---------            ----------
Long Term Obligations:
   Notes payable, less current portion           1,714,285            1,784,506
   Capital lease obligations,
     less current portion                          297,785              321,879
                                                ----------            ----------
                                                 2,012,070             2,106,385
                                                 ---------             ---------
TOTAL LIABILITIES                                8,037,928             5,582,164
                                                 ---------             ----------
COMMITMENTS                                              -                     -
STOCKHOLDERS' EQUITY
 Common Stock of $.01 par value;
  Authorized 20,000,000 shares: Issued
  13,107,896 and outstanding 10,360,231
   and 9,760,231                                   131,079               131,079
Additional paid-in capital                      3,109,271             3,109,271
Retained earnings                                  536,537             1,087,404
                                                 ---------             ---------
                                                 3,776,887             4,327,754
Less treasury stock: 2,747,665 and
    3,347,665 shares at cost
                                                   493,736               605,246
                                                 ---------              --------
Total Stockholders' Equity                       3,283,151             3,722,508
                                                 ---------             ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $11,321,079            $9,304,672
                                                 =========             =========


The accompanying notes are an integral part of the consolidated financial statements.

                               HIA, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                      Feb. 29, 2000    Feb. 28, 1999
Net sales                                             $4,628,429       $2,350,156
Cost of sales                                          3,383,575        1,670,674
                                                      ----------        ---------
Gross profit                                           1,244,854          679,482
                                                      ----------        ---------
Selling, general  & administrative expenses            1,755,866        1,123,975
                                                       ---------        ---------
Operating loss                                          (511,012)        (444,493)
Other income (expense):
  Interest income                                         11,697           10,185
  Interest expense                                       (78,812)         (13,817)
  Misc. income (expense)                                  27,260            5,345
                                                          ------           -------
Total other income (expense)                             (39,855)           1,713
                                                          ------            ------
NET LOSS                                               ($550,867)       ($442,780)
                                                       =========         ========

Basic and diluted loss per share                        $  (.05)          $  (.05)

Basic and diluted weighted average
common shares outstanding                              10,160,222        9,695,261
The accompanying notes are an integral part of the consolidated financial statements.



                               HIA, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months
Increase (Decrease) In Cash                      February 29, 2000  February 28, 1999
OPERATING ACTIVITIES:

Net loss                                          $ (550,867)        $ (442,780)
Adjustments to reconcile net loss
   to net cash used  in operating activities:
    Depreciation and amortization                    111,339             33,694
Changes in current assets and
   current liabilities:
   Accounts receivable                               122,363)           154,740
   Inventories                                    (1,987,184)        (1,335,147)
   Other current assets                               -0-            (   19,877)
   Accounts payable                                2,135,962          1,761,035
   Accrued expenses and  other
    current liabilities                             (526,517)          (304,629)
                                                  ----------          ---------
NET CASH USED IN
  OPERATING ACTIVITIES                              (939,630)          (152,964)
                                                   ---------           ---------
INVESTING ACTIVITIES:
  Purchase of property and equipment                 (12,414)              -0-
  Increase in other assets                           (12,235)          (  7,551)
  Purchase of treasury stock                            -0-            (  5,980)
                                                    --------           ---------
NET CASH  USED IN
     INVESTING ACTIVITIES                           (  24,649)         ( 13,531)
                                                     ---------          --------
FINANCING ACTIVITIES:
  Net borrowings on notes payable to banks          1,005,000           254,955
  Payments on long-term obligations                  (105,655)          (20,019)
  Decrease in checks written in excess of deposits    (53,026)         (171,167)
  Sale of treasury stock                              111,510            97,350
                                                     --------           --------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                              957,829           161,119
                                                      -------           --------
NET DECREASE IN CASH                                   (6,450)           (5,376)

CASH, BEGINNING OF PERIOD                              21,117            29,869
                                                       -------           ------
CASH, END OF PERIOD                                 $  14,667         $  24,493
                                                       =======          =======
The accompanying notes are an integral part of the consolidated financial statements.


                                 HIA, INC. AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.     Basis for Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement . In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended February 29, 2000 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration's Form 10-KSB for the year ended November 30, 1999 filed with the Securities and Exchange Commission on February 28, 2000.

B.     Net Loss Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share included no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (10,160,222 and 9,695,261 for 2000 and 1999). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.
 For the periods ended February 29, 2000 and February 28, 1999, total stock options in the amount of 600,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

C.     Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statements of stockholders' equity, except for those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The Company had no components of comprehensive loss except for net losses for the three months ended February 29, 2000 and February 28, 1999.

D.     Goodwill

Goodwill, which relates to the acquisition discussed in Note f, is being amortized over a 10 year period using the straight-line method.

E.     Non-Compete Agreement

Non-compete agreement is being amortized over the 10 year term of the agreement using the straight-line method.


F.     Business Acquisition

On May 25th, 1999, the Company, through its wholly-owned subsidiary, acquired all of the issued and outstanding common stock of Western Pipe Supply, Inc. (WPS), a privately-held corporation established under the laws of Colorado, for a purchase price of $2,746,739 including $84,244 in acquisition costs. Of the total purchase price, $1,485,385 was paid in cash directly to the seller and $1,177,110 was in the form of a subordinated promissory note. The cash paid to seller was financed in part by additional borrowings on the existing line of credit of $927,888 (of which $442,504 was the amount required to pay off the seller's existing line of credit secured by all existing assets of WPS) and a $1,000,000 five year note payable.

The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The operating results of WPS have been included in the accompanying consolidated financial statements from the date of acquisition. The final allocation of the purchase price was as follows:


     Cash                                                   $  190,864
     Accounts receivable, net                                  806,102
     Inventories                                             1,327,859
     Other current assets                                       15,946
     Property and equipment                                    177,545
     Goodwill                                                1,534,081
     Non-compete agreement                                     150,000
     Deferred tax assets                                       163,099

     Less:
     Accounts payable                                        1,051,941
     Other current liabilities                                 101,167
     Line of credit                                            442,504
     Long-term obligations                                      23,145
                                                            ----------
Total purchase price                                        $2,746,739
                                                             =========

G      Recent Accounting Pronouncements

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

H      A Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $78,812 and $13,817 for the three months ended February 29, 2000 and February 28, 1999. Cash payments for income taxes wee $165,000 and $ 0 for the three months ended
February 29, 2000 and February 28, 1999.


Item 2.  Management's Discussion and analysis of Plan of Operation


Liquidity and Capital Resources

During the period ended February 29, 2000, the Company used $939,630 in cash from operations compared to $442,780 in cash used from operations during the period ended February 28, 1999. Accounts receivable levels and inventory levels increased over prior period due to the acquisition of WPS and the increased business during the period ended February 29, 2000 due to the unseasonably warm temperatures and dry weather conditions in Colorado. Depreciation and amortization increased by $77,375 during the period ended February 29, 2000 compared to the period ended February 28, 1999. The increase in depreciation and amortization is due to $1,534,081 in goodwill, $150,000 in non-compete agreement and the $177,545 in property and equipment acquired from the acquisition of WPS on May 25,1999. The increase in accounts payable for the period ended February 29, 2000 in comparison to the prior period is due to the fact that the Company's inventory levels have increased. The decrease in accrued expenses and other current liabilities for the period ended February 29, 2000 compared to the prior year is attributable to the additional cash payment for income taxes required during 2000 which exceeded the 1998 tax liability by $190,813.

The following is a two-year summary of working capital and current ratios:


                                 February 29, 2000               November 30, 1999
Working Capital                     $2,886,124                     $3,333,106
Current Ratios                      1.48 to 1                       1.96 to 1

The decrease in the current ratio as of February 29, 2000 compared to November 30, 1999 is attributable to the increase in accounts payable and bank borrowings needed to finance increases in inventories and accounts receivable.

The net cash used in investing activities is comparable to the previous three months of 1999.

For the period ended February 29, 2000, the Company's financing activities provided $957,829 to the Company compared to $161,119 for the period ended February 28, 1999. The Company's line of credit activity increased during the period ended February 29, 2000 primarily due to the fact that the Company borrowed an additional $1,005,000 to fund the increase in inventory and accounts receivable levels due to the unseasonably warm temperatures and dry weather conditions in Colorado and to fund WPS inventory and accounts receivable levels.
The Company's payments on long term obligations increased to $105,655 for the period ended February 29, 2000 compared to $20,019 for the period ended February 28, 1999 due to the additional debt acquired when the Company purchased WPS during May 1999. As of February 29, 2000, the Company and its subsidiary have an available line-of-credit totaling $4,000,000 of which $1,772,498 was unused.

Management believes that the present working capital is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditures for fiscal 2000 with the exception of the computer-related lease in the amount of $209,524.

Results of Operations

Net sales for the three months ended February 29, 2000 were up $2,278,273 or 96% greater than the first quarter of 1999 primarily due to the sales generated by the acquisition of WPS of $927,229 and relatively dry, warm winter experienced in the Rocky Mountain area in 2000, allowing the contractors to continue working throughout the winter.

The gross profit was 26.9% during the three months ended February 29, 2000, compared to a 28.9% gross profit for the first quarter of 1999.
   The decrease was primarily due to the sale of large competitively priced jobs during the winter months of 2000.

The selling, general and administrative expenses were up $631,891, primarily as a result of the general expenses of WPS of $254,785 and the amortization of goodwill and non-compete of $58,977 and additional payroll costs as a result of across the board pay raises granted in 1999 to attract and keep employees in a competitive employment economy.

Other expense was up $41,568, primarily as a result of higher overall borrowings on the bank line of credit and the interest paid on the notes as a result of the acquisition of WPS.

Net loss was $108,087 more during the first quarter of 2000 as compared to the same period in 1999 primarily as the result of additional interest expenses and the amortization of the goodwill and non-compete agreement that did not exist during the period ended
February 28, 1999.

Year 2000 Compliant

The Company, like most other companies, is faced with the Year 2000 Issue, which is the result of computer programs that are written using two digits rather than four to define the applicable year. Any computer programs that affect the Company's activities and that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations that depend upon such date sensitive software or computer hardware. The potential problems include, among other things, a temporary inability to process transactions, send invoices, transfer funds, or engage in similar normal business activities. The problems caused by the Year 2000 Issue may be exacerbated and cause widespread business disruption because of the interdependence of computer and telecommunications systems in the United States and throughout the world.

We continue to assess the compliance of our major customers, suppliers and vendors. Management believes that third-party relationships upon which we rely represent the greatest risk with respect to the Year 2000 issue, because we cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, we can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations of financial condition.

Since the beginning of 2000, the Company did not have any interruptions of its business due to the Year 2000 issue. During the next few months, the Company will continue to monitor its operations and assess whether the Year 2000 Issue has an impact on the Company.


Part II
Item  1.   Legal Proceedings

            NONE

Item  2.  Changes in Securities

            NONE

Item  3.  Defaults Upon Senior Securities

           NONE

Item   4.  Submission of Matters to a Vote of Security Holders

            NONE

Item   5.  Other Information

            NONE

Item    6  Exhibits and reports on Form 8-K

             NONE



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the under signed hereunto duly authorized.



           HIA, INC.





Date:April 14, 2000        /s/ Alan C. Bergold

                           Alan C. Bergold
                           Chief Financial Officer &
                            President