Form 10QSB
period 2000-05-31
HIA INC
filed 2000-07-17
CIK 318189

FORM 10-QSB

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                     Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                           For Quarter Ended May 31, 2000

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

----------------------------------------------------------------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,360,231 shares of the Registrant's $.01 par value common stock were outstanding at May 31, 2000.



                                       HIA, INC.
                                        INDEX

Part I.  Financial Information

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation. .


Part II.  Other Information

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES


























 Part  1.

Item 1.  Financial Statements

     Consolidated Balance Sheets as of May 31, 2000
     and November 30, 1999

     Consolidated Statements of Operations for the six months and three months ended May 31, 2000 and May 31, 1999.

     Consolidated Statements of Cash Flows for the six months ended May 31, 2000 and 1999

     Notes to Consolidated Financial Statements






















HIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Information as of November 30, 1999 is based upon an audited balance sheet.  All other information is unaudited.)
                                            May 31,                 November 30,
                                              2000                      1999
ASSETS
Current Assets:
  Cash                                      $       -             $    21,117
  Accounts receivable, net of allowance for
       doubtful accounts                    5,663,549               3,311,736
  Inventories                               6,267,749               3,359,705
  Other current assets                        158,550                 116,327
-----------------------------------------------------------------------------
     Total current assets                  12,089,848               6,808,885
-----------------------------------------------------------------------------

Property and equipment, at cost:
  Land and improvements                        45,295                  45,295
  Buildings                                   333,267                 294,138
  Equipment                                 1,310,051               1,089,934
-----------------------------------------------------------------------------
                                            1,688,613               1,429,367
-----------------------------------------------------------------------------
Less accumulated depreciation
     and amortization                         954,521                 839,372
-----------------------------------------------------------------------------

Net property and equipment                    734,092                 589,995

Other assets/investments                      351,898                 339,665
Goodwill, net of amortization               1,316,173               1,425,127
  of $217,908 and $108,954
Non-compete, net of amortization              132,000                 141,000
  of $18,000 and $9,000
-----------------------------------------------------------------------------
TOTAL ASSETS                              $14,624,011              $9,304,672
=============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

HIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 1999 is based upon an audited balance sheet.  All other information is unaudited).
                                                     May 31,          November 30,
LIABILITIES                                            2000              1999
Current Liabilities:
  Note payable to bank                             $ 3,312,502           $1,222,502
  Current  maturities of long-term obligations         455,290              379,470
  Accounts payable                                   4,175,045              942,428
  Checks written in excess of deposits                 428,651              258,878
  Accrued expenses and other current liabilities       299,715              672,501
-----------------------------------------------------------------------------------
     Total current liabilities                       8,671,203            3,475,779
-----------------------------------------------------------------------------------

Long-term Obligations:
  Notes payable, less current maturities             1,610,251            1,784,506
  Capital lease obligations, less current maturities   396,621              321,879
-----------------------------------------------------------------------------------
     Total Long-term Obligations                     2,006,872            2,106,385
-----------------------------------------------------------------------------------

TOTAL LIABILITIES                                   10,678,075            5,582,164
-----------------------------------------------------------------------------------

COMMITMENTS
STOCKHOLDERS' EQUITY
 Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,107,896; outstanding 10,360,231
   and 9,760,231                                       131,079              131,079
Additional paid-in capital                          3,109,271            3,109,271
Retained earnings                                    1,199,322            1,087,404
-----------------------------------------------------------------------------------
                                                     4,439,672            4,327,754
-----------------------------------------------------------------------------------
Less treasury stock: 2,747,665 and
    3,347,665 shares at cost                       (   493,736)       (     605,246)
-----------------------------------------------------------------------------------
Total Stockholders' Equity                           3,945,936            3,722,508
-----------------------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $14,624,011           $9,304,672
===================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

HIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                              Six Months Ended                 Three Months Ended
                       May 31, 2000      May 31, 1999      May 31, 2000  May 31, 1999

Net sales             $14,550,428        $8,746,960        $9,921,999     $6,396,804
Cost of sales          10,355,808         6,087,268         6,972,233      4,416,594
------------------------------------------------------------------------------------
Gross profit            4,194,620         2,659,692         2,949,766      1,980,210

Selling, general
 and administrative
 expenses               3,889,058         2,494,368         2,133,192      1,370,393
------------------------------------------------------------------------------------

Operating income          305,562           165,324           816,574        609,817

Other income (expense):
  Interest income	         64,676            14,224            52,979          4,039
  Interest expense       (199,756)          (35,785)         (120,944)       (21,968)
  Misc. income             27,436             9,921               176          4,576
------------------------------------------------------------------------------------
Total other expense      (107,644)          (11,640)          (67,789)       (13,353)
------------------------------------------------------------------------------------

Income before taxes on
  income                  197,918           153,684           748,785       596,464
Taxes of income            86,000            76,000            86,000        76,000
-----------------------------------------------------------------------------------

NET INCOME               $111,918           $77,684          $662,785      $520,464
=====================================================================================

Basic and diluted income
   per share           $      .01          $    .01            $  .06   $       .05
===================================================================================

Weighted average common
   shares outstanding
    Basic              10,258,592         9,811,026        10,360,231     9,811,026
    Dilutive           10,278,348         9,811,026        10,360,231     9,811,026

The accompanying notes are an integral part of the consolidated financial statements.

HIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       For the Six Months Ended
Increase (Decrease) In Cash                          May 31, 2000         May 31,1999
OPERATING ACTIVITIES:
Net income                                          $   111,918        $     77,684
Adjustments to reconcile net income
   to net cash used  in operating activities:
      Depreciation and amortization                     233,103              70,182
      Changes in current assets and
         current liabilities, net of business acquisition:
   Accounts receivable                               (2,351,813)         (1,409,815)
   Inventories                                       (2,908,044)         (1,733,112)
   Other current assets                                 (42,223)            (24,844)
   Accounts payable                                   3,232,617           2,944,203
   Accrued expenses and other current liabilities      (372,786)           (161,809)
------------------------------------------------------------------------------------
NET CASH USED IN
  OPERATING ACTIVITIES                               (2,097,228)           (237,511)
------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                   (51,722)             (3,654)
  Purchase of WPS, net of cash acquired                       -          (1,378,765)
  Increase in other assets                              (12,233)             (4,760)
  Purchase of treasury stock                                  -             (12,689)
------------------------------------------------------------------------------------
NET CASH  USED IN
  INVESTING ACTIVITIES                                  (63,955)         (1,399,868)
------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net borrowings on note payable to bank              2,090,000             817,320
  Proceeds from long term debt                                -           1,000,000
  Repayments of long term debt                         (140,851)                  -
  Payments on capital lease obligations                 (90,366)            (42,759)
  Increase (decrease) in checks written in excess of
    deposits                                            169,773             (37,486)
  Sale of treasury stock                                111,510              97,350
-----------------------------------------------------------------------------------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                              2,140,066           1,834,425
-----------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                         (21,117)            197,046

CASH, BEGINNING OF PERIOD                                21,117              29,869
-----------------------------------------------------------------------------------

CASH, END OF PERIOD                                  $        -          $  226,915
===================================================================================
The accompanying notes are an integral part of the consolidated financial statements


HIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.    Basis for Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement . In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended May 31, 2000 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration's Form 10-KSB for the year ended November 30, 1999 filed with the Securities and Exchange Commission on February 28, 2000.

B.    Net Income Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

During the six months ended May 31, 2000, 19,756 shares of outstanding stock options were included for purposes of calculating diluted weighted average shares outstanding. Options outstanding during the three months ended May 31, 2000 were not considered for purposes of calculating diluted weighted average shares outstanding as the strike price of the options exceeded the average market price of the Company's common stock during the three month period.

C.     Comprehensive Income

Comprehensive income is comprised of net income and all changes to their consolidated statements of stockholders' equity, except for those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The Company had no components of comprehensive income except for net income for the three and six months ended May 31, 2000 and 1999.

D.    Goodwill

Goodwill, which relates to the acquisition discussed in Note F, is being amortized over a 10 year period using the straight-line method.


E.    Non-Compete Agreement
Non-Compete agreement is being amortized over the 10 year term of the agreement using the straight-line method.

F.     Business Acquisition

On May 25th, 1999, the Company, through its wholly-owned subsidiary, CPS, acquired all of the issued and outstanding common stock of Western Pipe Supply, Inc. (WPS), a privately-held corporation established under the laws of Colorado, for a purchase price of $2,746,739 including $84,244 in acquisition costs. Of the total purchase price, $1,485,385 was paid in cash directly to the seller and $1,177,110 was in the form of a subordinated promissory note. The cash paid to seller was financed in part by additional borrowings on the existing line of credit of $927,888 (of which $442,504 was the amount required to pay off the seller's existing line of credit secured by all existing assets of WPS) and a $1,000,000 five year note payable.

The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The operating results of WPS have been included in the accompanying consolidated financial statements from the date of acquisition. The final allocation of the purchase price was as follows:

Cash                                         $190,864
Accounts receivable, net                      806,102
Inventories                                 1,327,859
Other current assets                           15,946
Property and equipment                        177,545
Goodwill                                    1,534,081
Non-Compete agreement                         150,000
Deferred tax assets                           163,099

Less:
Accounts payable                            1,051,941
Other current liabilities                     101,167
Line of credit                                442,504
Long-term obligations                          23,145
-----------------------------------------------------

Total purchase price                       $2,746,739
=====================================================

G.    Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 137 established standards for recognizing all derivative instruments at fair value. This Statement is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company, begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending November 30, 2000.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

H.    Supplemental Disclosure of Cash Flow Information

Excluded from the statement of cash flows for the six months ended May 31, 2000 and 1999 were the effects of certain noncash investing and financing activities including the purchase of equipment in 2000 and 1999 of $207,524 and $162,280 with third party financing.

The following table summarizes the net cash used in conjunction with the 1999 WPS acquisition:

Working capital, other than cash acquired       $       996,799
Property and equipment                                  177,545
Deferred tax assets                                     163,099
Goodwill                                              1,534,081
Non-compete agreement                                   150,000
Acquired debt and long-term obligations              (1,642,759)
---------------------------------------------------------------
Net cash used to acquire WPS                     $    1,378,765
===============================================================

Cash payments for interest were $199,756 and $35,785 for the six months ended May 31, 2000 and May 31, 1999. Cash payments for income taxes were $291,000 and $121,952 for the six months ended May 31, 2000 and May 31, 1999.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

The net cash used in operating activities increased to $2,097,228 for the six months ended May 31, 2000 from $237,511 the same period last year primarily due to the increase in accounts receivable ($941,998) and inventories ($1,174,932). The increases were primarily attributable to a 66% increase in sales during the six months ended May 31, 2000 as compared to the similar period in the prior year. The
increase in sales reflects the sales generated by WPS.   WPS, a
company purchased by CPS on May 25, 1999, generated $3,158,835 in sales for the six months ended May 31, 2000. Depreciation and amortization increased by $162,921 during the six months ended May 31, 2000 compared to the same period in the prior year due primarily to the acquisition of WPS. The Company acquired $177,545 in property and equipment, and $1,684,081 in intangible assets. The increase in accounts payable for the six months ended May 31, 2000 compared to the corresponding period in the prior year is due to the fact that the Company's inventory levels have increased. The decrease in accrued expenses and other current liabilities for the period ended May 31, 2000 compared to the prior year is attributable to the additional cash payment for income taxes required during 2000 which exceeded the 1999 tax liability by approximately $190,000.

The net cash used in investing activities decreased approximately
$1,335,900 compared to the same period in the prior year. During the six months ended May 31, 1999, the Company used $1,378,756 in cash to purchase WPS (See Note F).

The net increase in cash provided by financing activities of $305,641 was primarily attributable to the increase in net borrowings on notes payable to a bank of $1,272,680 which were required to finance the additional accounts receivables and inventories. This increase in net borrowings on the note payable to bank during the six months ended May 31, 2000 was offset by the $1,000,000 of proceeds received in the prior period from a bank in connection with the purchase of WPS on May 25, 1999. As of May 31, 2000, the Company and its subsidiary have an available line-of-credit totaling $4,000,000, of which $687,498 was unused. The line matures on April 1, 2001.

The following is a summary of working capital and current ratio for the periods presented:

                                May 31, 2000      November 30, 1999
Working Capital                 $3,418,645             $3,333,106
Current Ratio                    1.39 to 1              1.96 to 1

The Company's working capital increased by $85,539 during the six months ended May 31, 2000 compared to the six months ended May 31, 1999 principally as a result of the $111,918 net income. Management believes that the present working capital is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditures for fiscal 2000.

The decrease in the current ratio as of May 31, 2000 compared to November 20, 1999 is attributable to the increase in accounts payable and bank borrowings needed to finance increases in accounts receivable and inventories.


Results of Operations

Three Months Ended May 31, 2000 Compared to Three Months Ended May 31,
1999.

Net sales for the three months ended May 31, 2000 were up $3,525,195 or 55% greater than the second quarter of 1999 primarily due to $2,231,606 in sales generated by WPS (WPS was purchased by CPS on May 25, 1999) and volume increases related to the generally good economy and construction activity in the Colorado front range region.

Gross profit was 29.7% during the three months ended May 31, 2000 as compared to 31% for the second quarter of 1999. The decrease in gross profit was primarily due to an increase in inventory reserve for obsolescence and shrinkage of $307,000 compared to the corresponding period in the prior year. The increase in the inventory reserve was due to the additional risk of shrinkage as a result of the increase in
overall inventory levels.   Inventory levels as of May 31, 2000
increased approximately 25% over May 31, 1999. Beginning in June of 2000, the company has implemented a revised inventory system whereby the bulk of the inventory will be held and shipped directly to the individual branch operations from the suppliers (decentralized) rather than the central warehouse distribution system employed by the company in the past. This new system will tend to increase inventories overall as compared to past levels. Management expects a 5% to 10% increase in inventories in addition to the levels required for the increase in business.

Selling, general and administrative expenses were up $762,799 for the three months ended May 31, 2000 compared to the corresponding period in the preceding year primarily as a result of the additional expenses of WPS during the second quarter of 2000 of $565,475. In addition, due to the purchase of WPS on May 25, 1999, there was amortization of goodwill and non-compete clause during the three months ended May 31, 2000 of $58,977. In addition, the tight labor market increased overall compensation by approximately $150,000 during the three months ended May 31, 2000 as compared to the same period during fiscal 1999.
 It is anticipated by management that the tight labor market will continue in Colorado at least for the next two years. As a result, compensation is expected to increase at a much greater rate than inflation during that period.

Other expense was up $54,436 for the three months ended May 31, 2000 compared to the same period in the prior year primarily as a result of the additional $98,976 of interest expense incurred on long-term notes payable for the purchase of WPS and short-term borrowings to the bank in order to finance the increases in accounts receivable and inventories.

Taxes on income for the three months ended May 31,2000 is comparable to the same period in the prior year.

Net income in the second quarter of 2000 was $142,321 more than the second quarter of 1999 due primarily to the increase in the gross profit on the additional sales during the period which exceed the increase in selling, general and administrative expenses during the same period.

Six Months Ended May 31, 2000 Compared to Six Months Ended May 31,
1999.

Net sales for the six months ended May 31, 2000 were up $5,803,468 compared to the same period in the prior year primarily due to $3,158,835 in sales generated by WPS during the period and volume increases related to the overall good economy and construction activity in the Colorado front range region.

Gross profit was 28.8% during the six months ended May 31, 2000 compared to a 30.4% gross profit for the same period in 1999. The decrease in gross profit was due to the sale of large competitively priced jobs during the first quarter of 2000 and due to the reserve for inventory obsolescence and shrinkage of $307,000. The increase in the inventory reserve was due to the additional risk of shrinkage as a result of the increase in overall inventory levels. Inventory levels as of May 31, 2000 increased approximately 25% over May 31, 1999. Beginning in June of 2000, the company has implemented a revised inventory system whereby the bulk of the inventory will be held and shipped directly to the individual branch operations from the suppliers (decentralized) rather than the central warehouse distribution system employed by the company in the past. This new system will tend to increase inventories overall as compared to past levels. Management expects a 5% to 10% increase in inventories in addition to the levels required for the increase in business.

Selling, general and administrative expenses were up $1,394,690 for the six months ended May 31, 2000 compared to the same period in the preceding year primarily due as a result of the additional expenses of WPS of $827,305 during the six months ended May 31, 2000 and the additional amortization costs as a result of the purchase of WPS on May 25, 1999 of $117,954. In addition, the tight labor market increased overall compensation by $413,863 during the first six months of fiscal 2000 as compared to the same period during fiscal 1999. It is anticipated by management that the tight labor market will continue in Colorado at least for the next two years. As a result, compensation is expected to increase at a much greater rate than inflation during that period.

Other expenses were up $96,004 for the six months ended May 31, 2000 compared to the same period in the prior year primarily as a result of the additional interest payments on the long-term notes payable used to finance the purchase of WPS and the additional short term borrowings required to finance the increases to accounts receivable and inventories.

Taxes on income for the six months ended May 31,2000 is comparable to the same period in the prior year.

Net income increased $34,234 for the six months ended May 31, 2000 as compared to the same period in the prior year primarily as a result of the gross profit on the additional sales during the period which exceeded the increase in selling, general and administrative expenses during the same period. This increase was offset by the additional interest incurred during the period.





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

                                                                HIA, INC.





Date: July 17, 2000       By:/s/Alan C. Bergold
                                Alan C. Bergold
                                Chief Financial Officer &
                                President