Form 10QSB
period 2000-08-31
HIA INC
filed 2000-10-16
CIK 318189

FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarter Ended August 31, 2000

                      Commission File Number 0-9599

                                HIA, INC.

     (Exact name of small business issuer specified in its charter)

      New York                                       16-1028783
   State or other jurisdiction of                       I.R.S.
 incorporation or organization                          Employer
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

       Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,360,231 shares of the Registrant's $.01 par value common stock were outstanding at August 31, 2000.







                                  HIA, INC.
                                    INDEX

Part I.  Financial Information

      Item 1.   Consolidated Financial Statements.               3

      Item 2.   Management's Discussion and Analysis or Plan of
                Operation.                                       11


Part II.  Other Information

       Item 1.   Legal Proceedings                               14

       Item 2.   Changes in Securities                           14

       Item 3.   Defaults upon Senior Securities                 14

       Item 4.   Submission of Matters to a Vote of Security
                 Holders                                         14

       Item 5.   Other Information                               14

       Item 6.   Exhibits and Reports on Form 8-K                14

SIGNATURES                                                       15






















 Part  1.

Item 1.  Consolidated Financial Statements

      Consolidated Balance Sheets as of August 31, 2000
      and November 30, 1999                                      4

      Consolidated Statements of Operations for the nine months
      and three months ended August 31, 2000 and 1999.           6

      Consolidated Statements of Cash Flows for the nine months
      ended August 31, 2000 and 1999.                            7

      Notes to Consolidated Financial Statements                 8










                            HIA, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 1999 is based upon an audited balance sheet.  All other information is unaudited.)
                                                August 31,             November 30,
                                                    2000                   1999
ASSETS

Current Assets:
  Cash                                        $       -                $       21,117
  Accounts receivable, net of allowance for
       doubtful accounts                      4,698,144                     3,311,736
  Inventories                                 6,240,953                     3,359,705
  Other current assets                          116,327                       116,327
-------------------------------------------------------------------------------------
     Total current assets                    11,055,424                     6,808,885
-------------------------------------------------------------------------------------

Property and equipment, at cost:
  Land and improvements                           45,295                       45,295
  Buildings                                      383,322                      294,138
  Equipment                                    1,310,051                    1,089,934
-------------------------------------------------------------------------------------
                                               1,738,668                    1,429,367
Less accumulated depreciation
     and amortization                          1,034,517                      839,372
-------------------------------------------------------------------------------------

Net property and equipment                       704,151                      589,995

Other assets/investments                         351,898                      339,665
Goodwill, net of amortization                  1,261,696                    1,425,127
  of $272,385 and $108,954
Non-compete agreement, net of amortization
  of $22,500 and $9,000                          127,500                      141,000
-------------------------------------------------------------------------------------

TOTAL ASSETS                                 $13,500,669                   $9,304,672
=====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               HIA, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 1999 is based upon an audited balance sheet.  All other information is unaudited).
                                                    August 31,      November 30,
LIABILITIES                                            2000              1999
Current Liabilities:
  Note payable to bank                           $3,667,000           $1,222,502
  Current  maturities of long-term obligations      458,797              379,470
  Accounts payable                                2,058,346              942,428
  Checks written in excess of deposits              470,609              258,878
  Accrued expenses and other current liabilities    618,304              672,501
---------------------------------------------------------------------------------
     Total current liabilities                    7,273,056            3,475,779
---------------------------------------------------------------------------------

Long-term Obligations:
  Notes payable, less current maturities          1,537,460            1,784,506
  Capital lease obligations, less current
    maturities                                      352,684              321,879
---------------------------------------------------------------------------------
     Total long-term obligations                  1,890,144            2,106,385
---------------------------------------------------------------------------------

TOTAL LIABILITIES                                 9,163,200            5,582,164
---------------------------------------------------------------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,107,896; outstanding 10,360,231
  and 9,760,231                                     131,079              131,079
Additional paid-in capital                       3,109,271            3,109,271
Retained earnings                                 1,590,855            1,087,404
--------------------------------------------------------------------------------
                                                  4,831,205            4,327,754
Less treasury stock: 2,747,665 and
  3,347,665 shares at cost                         (493,736)            (605,246)
--------------------------------------------------------------------------------
Total stockholders' equity                        4,337,469            3,722,508
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $13,500,669           $9,304,672
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             HIA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                Nine Months Ended                       Three Months Ended
                            Aug 31, 2000    Aug 31, 1999          Aug 31, 2000  Aug 31, 1999

Net sales                  $25,242,939     $18,960,478        $10,692,512    $10,213,518
Cost of sales               17,916,035      13,244,678          7,560,228      7,157,410
-------------------------------------------------------------------------------------------
Gross profit                 7,326,904       5,715,800          3,132,284      3,056,108

Selling, general
 and administrative
 expenses                    6,305,800       4,609,169          2,416,742      2,114,801
-------------------------------------------------------------------------------------------

Operating income             1,021,104       1,106,631            715,542        941,307

Other income (expense):
  Interest income               72,560          42,799              7,884         28,575
  Interest expense            (337,649)       (123,345)          (137,893)       (87,560)
  Misc. income                  27,436          34,669              - 0 -         24,748
-------------------------------------------------------------------------------------------
Total other expense           (237,653)        (45,877)          (130,009)       (34,237)
-------------------------------------------------------------------------------------------

Income before taxes on income  783,451       1,060,754            585,533        907,070
Taxes on income                280,000         321,000            194,000        245,000
-------------------------------------------------------------------------------------------

NET INCOME                    $503,451        $739,754           $391,533       $662,070
===========================================================================================

Basic and diluted income
   per share                $      .05        $    .08             $  .04   $        .07
===========================================================================================

Weighted average common
   shares outstanding
      Basic                 10,292,594       9,753,261         10,360,231      9,753,261
      Dilutive              10,307,104       9,753,261         10,360,231      9,753,261

The accompanying notes are an integral part of the consolidated financial statements.



<CAPTION
                             HIA, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Nine Months Ended
Increase (Decrease) In Cash                    August 31, 2000        August 31,1999
OPERATING ACTIVITIES:
Net income                                    $   503,451             $   739,754
Adjustments to reconcile net income
   to net cash used  in operating activities:
      Depreciation and amortization               372,076                 187,350
      Changes in current assets and
       current liabilities, net of business
        acquisition:
   Accounts receivable                         (1,386,408)             (1,610,372)
   Inventories                                 (2,881,248)               (806,254)
   Other current assets                             - 0 -                  35,042
   Accounts payable                             1,115,918                 803,610
   Accrued expenses and other current
     liabilities                                  (54,197)                164,615
---------------------------------------------------------------------------------
NET CASH USED IN
  OPERATING ACTIVITIES                         (2,330,408)               (486,255)
---------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of property and equipment            (101,777)                (17,043)
  Purchase of WPS, net of cash acquired             - 0 -              (1,378,765)
  Increase in other assets                        (12,233)                 (8,909)
  Purchase of treasury stock                        - 0 -                 (12,689)
----------------------------------------------------------------------------------
NET CASH  USED IN
  INVESTING ACTIVITIES                           (114,010)             (1,417,406)
----------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net borrowings on note payable to bank        2,444,498                 730,953
  Proceeds from long-term debt                      - 0 -               1,000,000
  Repayments of long-term debt                   (211,894)                  - 0 -
  Payments on capital lease obligations          (132,544)                (51,095)
  Increase in checks written in excess of
   deposits                                       211,731                 143,929
  Sale of treasury stock                          111,510                  97,350
---------------------------------------------------------------------------------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                        2,423,301               1,921,137
---------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                   (21,117)                 17,476

CASH, BEGINNING OF PERIOD                          21,117                  29,869
---------------------------------------------------------------------------------

CASH, END OF PERIOD                            $    - 0 -               $  47,345
=================================================================================

The accompanying notes are an integral part of the consolidated financial statements


                           HIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis for Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement . In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended August 31, 2000 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration's Form 10-KSB for the year ended November 30, 1999 filed with the Securities and Exchange Commission on February 28, 2000.

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

During the nine months ended August 31, 2000, 19,756 shares of outstanding stock options were included for purposes of calculating diluted weighted average shares outstanding. Options outstanding during the three months ended August 31, 2000 were not considered for purposes of calculating diluted weighted average shares outstanding as the strike price of the options exceeded the average market price of the Company's common stock during the three month period.

C.   Comprehensive Income

Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders' equity, except for those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The Company had no components of comprehensive income except for net income for the three and nine months ended August 31, 2000 and 1999.

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

The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The operating results of WPS have been included in the accompanying consolidated financial statements from the date of acquisition. The final allocation of the purchase price was as follows:

            Cash                                        $190,864
            Accounts receivable, net                     806,102
            Inventories                                1,327,859
            Other current assets                          15,946
            Property and equipment                       177,545
            Goodwill                                   1,534,081
            Non-Compete agreement                        150,000
            Deferred tax assets                          163,099

            Less:
            Accounts payable                           1,051,941
            Other current liabilities                    101,167
            Line of credit                               442,504
            Long-term obligations                         23,145
                                                       ---------

Total purchase price                                   $2,746,739
                                                       ==========

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

                                          For the Nine Months
                                        Ended August 31, 1999

Net sales                                    $22,148,574
Net income                                       585,802

Net income per common share:
  Basic                               $             .06
  Diluted                             $             .06

G.   Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 137, established standards for recognizing all derivative instruments at fair value. This Statement is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

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

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

H.   Supplemental Disclosure of Cash Flow Information

Excluded from the statement of cash flows for the nine months ended August 31, 2000 and 1999 were the effects of certain noncash investing and financing activities including the purchase of equipment in 2000 and 1999 of $207,524 and $162,280 with third party financing.

The following table summarizes the net cash used in conjunction with the 1999 WPS acquisition:

Working capital, other than cash acquired               $       996,799
Property and equipment                                          177,545
Deferred tax assets                                             163,099
Goodwill                                                      1,534,081
Non-compete agreement                                           150,000
Acquired debt and long-term obligations                      (1,642,759)
-----------------------------------------------------------------------

Net cash used to acquire WPS                             $    1,378,765
=======================================================================

Cash payments for interest were $337,649 and $123,345 for the nine months ended August 31, 2000 and August 31, 1999. Cash payments for income taxes were $322,923 and $180,562 for the nine months ended
August 31, 2000 and August 31, 1999.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

The net cash used in operating activities increased to $2,330,408 for the nine months ended August 31, 2000 from $486,255 for the same period last year primarily due to the change in inventory $2,074,994. The increase was primarily attributable to a 33% increase in sales during the nine months ended August 31, 2000 as compared to the similar period in the prior year and a change in policy regarding inventory management. In the second quarter of the current year, the Company increased its stocking levels at the branch locations to increase overall customer service. The increase in sales is primarily attributable to additional sales by WPS (a company purchased by CPS on May 25, 1999, which generated $5,614,171 in sales for the nine months ended August 31, 2000) compared to $3,157,349 in sales generated by WPS from May 25, 1999, acquisition date, to August 31, 1999, and the general good economy and construction activity in the Rocky Mountain region. Depreciation and amortization increased by $184,726 during the nine months ended August 31, 2000 compared to the same period in the prior year due primarily to the acquisition of WPS in May 1999 (the company acquired $177,545 in property and equipment, and $1,684,081 in intangible assets). The increase in accounts payable of $312,308 for the nine months ended August 31, 2000 compared to the corresponding period in the prior year is a result of the increased inventory levels.
 The decrease in accrued expenses and other current liabilities of $218,812 for the period ended August 31, 2000 compared to the prior year is attributable to the additional cash payment for income taxes required during 2000 which exceeded the 1999 tax liability by approximately $190,000.

The net cash used in investing activities decreased by $1,303,396 compared to the same period in the prior year primarily due to cash used for the business acquisition (WPS) of $1,378,765 in May 1999.

The net increase in cash provided by financing activities of $2,423,301 was due primarily to the increase in net borrowings on notes payable to a bank of $1,713,545 which were required to finance the additional inventories. This increase in net borrowings on the note payable to bank during the nine months ended August 31, 1999 was offset by the $1,000,000 of proceeds received from a bank in connection with the purchase of WPS on May 25, 1999. As of August 31, 2000, the Company and its subsidiary have an available line-of-credit totaling $4,500,000, of which $833,000 was unused. The line matures on April 1, 2001.

The following is a summary of working capital and current ratio for the periods presented:

                        August 31, 2000      November 30, 1999

   Working Capital          $3,782,368           $3,333,106
   Current Ratio             1.52 to 1            1.96 to 1

The Company's working capital increased by $449,262 during the nine months ended August 31, 2000 compared to the nine months ended August 31, 1999 primarily as a result of the $503,451 net income. Management believes that the present working capital is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditures for fiscal 2000.

The decrease in the current ratio as of August 31, 2000 compared to November 30, 1999 is attributable to the increase in accounts payable and bank borrowings needed to finance increases in inventories.


Results of Operations

Three Months Ended August 31, 2000 Compared to Three Months Ended
August 31, 1999.

Net sales for the three months ended August 31, 2000 were up $478,994 or 4.6% greater than the third quarter of 1999 due to the continued robust economy in the Rocky Mountain region.

Gross profit was 29.3% during the three months ended August 31, 2000 as compared to 29.9% for the third quarter of 1999. Inventory levels as of August 31, 2000 increased approximately 45% over August 31, 1999. Beginning in June of 2000, the company implemented a revised inventory system whereby the bulk of the inventory will be held and shipped directly to the individual branch operations from the suppliers (decentralized) rather than the central warehouse distribution system employed by the company in the past. This new system will tend to increase inventories overall as compared to past levels. Management expects a 15% to 20% average increase in inventories in addition to the levels required for the increase in business.

Selling, general and administrative expenses were up $301,941 for the three months ended August 31, 2000 compared to the corresponding period in the prior year primarily as a result of payroll increases of approximately $279,000 due to the tight labor market in the Rocky Mountain region. It is anticipated by management that the tight labor market will continue in Colorado at least for the next two years. As a result, compensation is expected to increase at a much greater rate than inflation during that period.

Other expense was up $95,772 for the three months ended August 31, 2000 compared to the same period in the prior year primarily as a result of the additional $50,333 of interest expense incurred on the short-term borrowings to the bank in order to finance the increase in inventories.

Taxes on income for the three months ended August 31, 2000 decreased by $51,000 as compared to the same period in the prior year primarily due to the effect of the tax loss carry-forward of WPS purchased by the company in May 1999.

Net income in the third quarter of 2000 was $270,537 less than the third quarter of 1999 due primarily to the increase in the selling, general and administrative expenses of $301,941 during the third quarter of 2000.












Nine Months Ended August 31, 2000 Compared to Nine Months Ended August
31, 1999.

Net sales for the nine months ended August 31, 2000 were up $6,282,461 or 33% compared to the same period in the prior year primarily due to $5,614,171 in sales generated by WPS during the nine months ended August 31, 2000 compared to $3,157,349 in sales generated by WPS from May 25, 1999, acquisition date, to August 31, 1999 and volume increases related to the overall good economy and construction activity in the Colorado front range region.

Gross profit was 29% during the nine months ended August 31, 2000 compared to a 30% gross profit for the same period in 1999. The decrease in gross profit was due to the sale of large competitively priced jobs during the first quarter of 2000 and the reserve for inventory obsolescence and shrinkage of $307,000. The increase in the inventory reserve was due to the additional risk of shrinkage as a result of the increase in overall inventory levels. Inventory levels as of August 31, 2000 increased approximately 45% over August 31, 1999. Beginning in June of 2000, the Company has implemented a revised inventory system whereby the bulk of the inventory will be held and shipped directly to the individual branch operations from the suppliers (decentralized) rather than the central warehouse distribution system employed by the company in the past. This new system will tend to increase inventories overall as compared to past levels. Management expects a 15% to 20% increase in inventories in addition to the levels required for the increased in business.

Selling, general and administrative expenses were up $1,696,631 for the nine months ended August 31, 2000 compared to the same period in the preceding year primarily due as a result of the additional expenses of WPS of $912,540 during the nine months ended August 31, 2000 compared to $524,790 of WPS's selling, general and administration expenses for the period from May 25, 1999, acquisition date to August 31, 1999 and the additional amortization costs as a result of the purchase of WPS on May 25, 1999 of $176,931. In addition, the tight labor market increased overall compensation by approximately $500,000 during the first nine months of fiscal 2000 as compared to the same period during fiscal 1999. It is anticipated by management that the tight labor market will continue in Colorado at least for the next two years. As a result, compensation is expected to increase at a much greater rate than inflation during that period.

Other expenses were up $191,776 for the nine months ended August 31, 2000 compared to the same period in the prior year primarily as a result of the additional interest payments on the long-term notes payable used to finance the purchase of WPS and the additional short term borrowings required to finance the increases to accounts receivable and inventories.

Taxes on income for the nine months ended August 31, 2000 decreased by $41,000 as compared to the same period in the prior year primarily due to the effect of the tax loss carry-forward of WPS purchased by the company in May 1999

Net income decreased $236,303 for the nine months ended August 31, 2000 as compared to the same period in the prior year primarily as a result of the additional interest incurred during the period of $214,304.









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

                                                       HIA, INC.





Date: October 16,2000                       /s/ Alan C. Bergold
                                            Alan C. Bergold
                                            Chief Financial Officer &
                                            President