Form 10KSB
period 2000-11-30
HIA INC
filed 2001-02-16
CIK 318189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-KSB
                            Annual Report Pursuant to
                           Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                    For the fiscal year ended Commission File
                           November 30, 2000 #09-9599

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

The Issuer had net sales of $32,919,433 for the fiscal year ended November 30, 2000.
The aggregate market value of voting stock held by non-affiliates of the Issuer as of January 10, 2001 was $732,793 based on market value of stock as compiled by financialweb.com.

The number of shares of the only class of Common Stock of the Issuer outstanding as of January 10, 2001 was 10,227,275.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X___

                                     PART I

Item 1. Business

(a) General Development of Business

        HIA, Inc. (the "Company" or "HIA") was incorporated in 1974. The Company is a holding company with all of its business conducted through its wholly owned subsidiary, CPS Distributors, Inc. ("CPS"). Through CPS, the Company distributes turf irrigation equipment and commercial, industrial and residential well pumps and equipment on a wholesale basis. The principal executive offices of the Company are located at 4275 Forest Street, Denver, Colorado 80216, telephone (303) 394-6040.

(b) Narrative Description of Business

        General - The Company acquired CPS, a one hundred-year-old company based in Denver, Colorado, in February 1984. CPS serves customers in the Rocky Mountain region in five states consisting of Colorado, Wyoming, New Mexico, Kansas and Nebraska. CPS carries a variety of brand name products, including pumps and water systems, water conditioning equipment, pump and well accessories, pipe valves and fittings and sprinkler system equipment. The Company's net sales for industrial, commercial and residential pumps and turf irrigation equipment represented approximately 10% and 90%, respectively, of net sales for 2000 and approximately 12% and 88%, respectively, of net sales in 1999.

        During 1999, the Company's directors investigated the best possible means to expand the business operations. In the past, the Company has grown the business by establishing branch operations as start-up enterprises. This strategy has been very successful over the past ten years with each branch operating at a profit after its first full year of operations. In order to expand operations further, the choices were to continue to set up branches (start-ups) or acquire a company in the same or similar type of business. Since the Company had an internally-calculated market share for its turf and irrigation products of over 38% at the end of 1999, it was determined by the directors of the Company that present market territories were adequately represented by its existing branches and further expansion of the present product lines would probably be best served by acquisition into a local market in which the Company was not adequately represented. (The majority of the branches were located in metropolitan Denver). The directors identified a short list of these local market territories and consulted its financial advisors in determining the size of business the Company could purchase without adversely affecting its liquidity.

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

        Recent Events - On October 31, 2000, the Company sent to all its shareholders a tender offer for up to 3,000,000 shares of its common stock for a purchase price of $.25 per share. The total amount expected to be disbursed, as a result of the tender offer was $850,000 ($750,000 for the common stock and $100,000 for the associated legal, accounting and transfer agent fees). The total amount was to be financed by Wells Fargo Bank, Denver by increasing the existing line of credit by $500,000 (to an aggregate amount of $5,000,000) and a term note not to exceed $500,000 at an interest rate of 1/8th percent less than prime interest rate; the note to be amortized no more than five years.

        The purposes of the offer was to (1) offer the shareholders the opportunity to sell some or all of their shares on a basis that was more favorable than could probably be achieved in the open market (the closing price as of October 19th, 2000 was $.13 per share) and (2) extend an offer which represented a good investment opportunity for the Company and its existing shareholders.

        The Company filed the necessary Schedule TO and related documents with the SEC on October 27, 2000. A revision was filed on November 6, 2000 and the final amendment was filed on January 4, 2001. The offer expired on December 15, 2000. 732,956 shares of common stock were tendered for a total purchase prices of $183,239. A total of $57,000 was incurred for legal, accounting, transfer agent and other related costs.

        Marketing - CPS's line of products has changed in response to the supply and demand forces of the marketplace. The management of CPS believes that its two divisions (i.e., turf and irrigation equipment and industrial, commercial and residential pumps and equipment) reduce the cyclicality of sales and earnings that would otherwise be affected by product line shifts caused by economic and demographic changes; however, the Company is subject to the ups and downs of the overall construction activity in the Rocky Mountain region. The Company purchases approximately 19% and 10% of its products from two manufacturers. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

        CPS's sales and service engineers provide technical support to assist customers in developing a system specifically tailored to the customers' needs.

        Customer Base and Seasonality - CPS's customers include contractors, dealers and municipalities with the majority of sales derived from contractors. The Company believes neither its aggregate sales nor those of any of its business units are concentrated in or materially dependent upon any single customer or small group of customers.

        Quotation activity is especially intense in the winter and spring months (December to April) when contracts are reviewed and eventually awarded for spring or summer construction. Since over 90% of CPS's business are composed of turf and irrigation products, its sales are concentrated from March to October and are therefore seasonal in nature.

        Competition (Y) The Company operates in a highly competitive market. During at least the past ten years, manufacturers have abandoned the exclusive relationships with their distributors. As a result, the Company is competing with other wholesalers of the same products.

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

        CPS has seven major competitors in its market area for turf and irrigation equipment and six major competitors in its market area for industrial, commercial and residential pumps and equipment. It is estimated by management that CPS has over 18% of the total market in Colorado for residential pumps and over 36% of the total market in Colorado for turf and irrigation equipment. Some of CPS's competitors have financial resources greater than CPS.

        CPS increased its market share considerably in 1999 with the purchase of WPS which had net sales of over $7 million in 2000 (the first full year the Company had ownership of WPS). The acquisition increased the number of branch outlets the Company owns and operates from nine branch outlets to eleven branch outlets.


        Management believes CPS has an established reputation as a distributor of quality product lines such as Rainbird, Hunter, Lasco and Jacuzzi. CPS competes primarily on service and, to a lesser extent, on price, quality and reliability of products, technical services and availability of products.

        Employees - At November 30, 2000, the Company employed 110 persons, of which 29 were warehouse employees and 81 were sales and administrative employees. The Company considers its employee relations to be good. None of the Company's employees is covered by union contracts or collective bargaining agreements.

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

    In addition, the Company owns property in Casper, Wyoming, which consists of 6,159 square feet of office/warehouse space on 33,600 square feet of land. The Company leased a new warehouse facility in Casper, Wyoming on February 18, 2000 with 14,544 square feet of office/warehouse space situated on 2.65 acres of land. The Company presently has the owned facility for sale with a local realtor. No reasonable offers have been made or accepted by the Company as of January 19, 2001.

    The Company also leases 9,954 square feet of office/warehouse space on 21,781 square feet of land in Colorado Springs, Colorado; 4,100 square feet of office and warehouse space on 14,000 square feet of land in Fort Collins, Colorado; 10,000 square feet of office and warehouse space in Thornton,
    Colorado; 10,000 square feet of office and warehouse space in Littleton, Colorado; 3,400 square feet of warehouse/office space in Englewood,

    Colorado; 9,120 square feet of office and warehouse space in Cheyenne, Wyoming and 6,400 square feet of office and warehouse space in Broomfield, Colorado.

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


Item 3. Legal Proceedings

    As part of its ordinary course of business, the Company is involved in certain litigious activities from time to time. No litigation exists at November 30, 2000 or to the date of this report that management or its legal counsel believe will have a material impact on the financial position or operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a shareholder vote during the fiscal year ended November 30, 2000.

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

    The following table sets forth the high and low closing bid quotations for the common stock for the fiscal years ended November 30, 2000 and 1999. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

          Fiscal year ended November 30, 2000                                        Bid Quotations
          ------------------------------------------------------------- -----------------------------------------
                                                                               High                  Low
                                                                        -------------------- --------------------
          First Quarter                                                             .30                  .25
          Second Quarter                                                            .40                  .156
          Third Quarter                                                             .21                  .156
          Fourth Quarter                                                            .21                  .13

          Fiscal year ended November 30, 1999                                        Bid Quotations
          ------------------------------------------------------------- -----------------------------------------
                                                                               High                  Low
                                                                        -------------------- --------------------
          First Quarter                                                             .21                  .12
          Second Quarter                                                            .21                  .12
          Third Quarter                                                             .18                  .12
          Fourth Quarter                                                            .25                  .13




    The approximate number of holders of record of HIA's common stock as of November 30, 2000 was 1,850. After the tender offer, the approximate number of shareholders after January 9, 2001 was 1,680.

    The Company has never declared any dividends with respect to HIA's common stock. The Company has not in the past and is currently restricted from paying cash dividends under its existing line-of-credit agreement.

Forward Looking Statements

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


Item 6. Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

    For the year ended November 30, 2000, the Company's net income was $378,187 compared to $487,946 for the year ended November 30, 1999. Net income decreased by $109,759 as compared to the prior year primarily as a result of the increase in interest expense of $259,002 partially offset by the increase in operating income of $146,583. During the year ended November 30, 2000, the Company used $527,232 in cash from operations compared to $6,845 in cash used in operations during the year ended November 30, 1999

    The increase in inventories of $904,739 in 2000 as compared to 1999 was attributable to the change in the method of stocking inventory at the branch operations of the Company. In early 2000, management decided that operational efficiencies would be realized and sales would be increased if the branch operations stock a larger share of the stocking inventory as compared to the hub-and-spoke method of inventory distribution utilized in the past, whereby larger quantities of inventory were kept at the central location and less at the branch level. Management contemplated the overall increase in inventory at the time the decision was made, and expected that after a full year of operations, inventory levels would begin to decrease (assuming the same volume of sales) as the central distribution center adjusted its inventory levels to accommodate the change in inventory procedures.

    Deferred income taxes decreased by $118,355 primarily as the result of the utilization of net operating losses acquired from the WPS purchase. The decrease in both accounts payable and checks written against future deposits of $281,668 as compared to the prior year was primarily due to the precipitous drop in inventory stocking volume (over $1.4 million) during the last 60 days of the fiscal year 2000 in order to reach the projected inventory levels to coincide with the company's cash flow budget. All payables are normally paid within a 30-day period from date of invoice.

     The decrease in other current liabilities which includes accrued payroll and bonuses, income taxes payable and other current liabilities of $240,782 was primarily attributable to the overall decreases in accrued income taxes at fiscal year end 2000 due to the fact that the Company's estimated tax payments made during the year slightly exceeded the liability at November 30, 2000.

    Investing and financing activities were directly effected by the purchase of WPS on May 25, 1999. The Company financed the business acquisition with a $1,177,110 subordinated promissory note with the seller and $1,378,765 in cash.

    Net borrowings on the line-of-credit increased by $1,598,998 primarily to finance the increases in inventories for fiscal year 2000. The Company had no proceeds from long-term debt in fiscal 2000 as compared to the prior year when the Company entered into a $1,000,000 five-year term note payable during May 1999 to partially fund its business acquisition. Payments on long-term debt and capital lease obligations increased by $212,025 during fiscal 2000 due to the additional loans executed as a result of the purchase of WPS in May 1999, and the purchase of $215,951 and $162,280 in equipment during fiscal 2000 and 1999 through capital lease obligations.

    During fiscal 2000, the Company issued 600,000 shares of treasury stock at $0.1859 per share to its officers for cash proceeds of $111,510 pursuant to stock options granted to the officers in 1998. During fiscal 1999, the Company issued 485,287 shares from treasury at $.20 per share to its officers for cash proceeds of $97,350. During fiscal 1999, the Company acquired from non-affiliate stockholders 119,239 shares of its common stock at $.15 to $.20 per share for a total cost of $22,848.

    On October 31, 2000 the Company sent to all its shareholders a tender offer for up to 3,000,000 shares of its common stock for a purchase price of $.25 per share. The total amount expected to be disbursed as a result of the tender offer was $850,000 ($750,000 for the common stock and $100,000 for the associated legal, accounting and transfer agent fees). The total amount was to be financed by Wells Fargo Bank, Denver by increasing the existing line of credit by $500,000 (to an aggregate amount of $5,000,000) and a term note not to exceed $500,000 at an interest rate of 1/8th percent less than prime interest rate; the note to be amortized no more than five years.

    The purposes of the offer was to (1) offer the shareholders the opportunity to sell some or all of their shares on a basis that was more favorable than could probably be achieved in the open market (the closing price as of October 19th, 2000 was $.13 per share) and (2) extend an offer which represented a good investment opportunity for the Company and its existing shareholders.

    The Company filed the necessary Schedule TO and related documents with the SEC on October 27, 2000. A revision was filed on November 6, 2000 and the final amendment was filed on January 4, 2001. The offer expired on December 15, 2000. A total of 732,956 shares of common stock were tendered for a total purchase prices of $183,239. A total of $57,000 was incurred for legal, accounting, transfer agent and other related costs.

    Given the amount of stock that was ultimately acquired through the tender offer, the Company did not increase its line of credit, nor did it enter a term note as was expected.

    The following is a two-year summary of working capital and current ratios:

                                          2000                         1999
                                        ----------                   ----------
        Working Capital                 $3,705,745                   $3,333,106
        Current Ratios                   1.88 to 1                    1.96 to 1

    The decrease in the current ratio was primarily due to the increased levels of inventories carried at November 30, 2000 as compared to November 30, 1999.

    As of November 30, 2000, the Company and its subsidiary had an available line-of-credit totaling $4,500,000 of which $2,118,500 was unused. The line of credit expires on May 24, 2001 however, management believes that they will have the opportunity to renew upon expiration.

    Management believes that the present working capital as well as its available line-of-credit is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditure for fiscal 2001.


Results of Operations

Comparison Fiscal 2000 vs. Fiscal 1999

     Net sales were up $6,779,585 primarily as a result of a four percent increase in the sale price of merchandise, the additional sales generated by WPS for the first six months of 2000 of $3,158,834, and the effect of the general increase in business activity in the Rocky Mountain Region. Cost of sales increased by $5,180,129 which increase was generally in proportion to the increase in sales with the exception of a general decrease in gross margins due to competitive bidding in the Company's general market territories. Gross profit percent decreased by 1.3% (28.5% in 2000 versus 29.8% in 1999) primarily due to competitive pricing.

     Selling, general and administrative expenses increased by $1,452,873 primarily due to the increase in payroll of $842,599 of which $312,370 was attributable to the WPS payroll for the first 6 months of 2000. The additional increase in payroll of $530,229 was due primarily to increase in pay to compensate essential employees in a tight labor market and the addition of salaries due to adding five key administrative positions and ten non-administrative positions. It is anticipated that these tight labor market conditions will continue for the next two to three years or until such time as the economic growth begins to flatten out in the Rocky Mountain region. In addition, rent increased by $217,586 primarily due to general cost-of-living increases and the addition of the new branch in Englewood, Colorado of $113,695. Data processing expense increased by $102,458 primarily as a result of the expenses associated with the changeover in computer systems during the last quarter of 1999 and the first quarter of 2000.

     Interest expense increased $259,002, primarily due to the first six month's interest in the amount of $80,266 for the two loans used to finance the WPS purchase in May of 1999 and the increase in interest due to the increase in the weighted average line-of-credit loan of $1,118,798 contributing an additional $153,034 in interest as a result (computed at 9.5% per annum).

     The weighted-average interest rates on bank borrowings were 9.5% and 7.5% for 2000 and 1999, respectively. The weighted-average bank borrowing balance, outstanding of $2,729,688 for 2000 increased by $1,610,890 compared to 1999.

     Net income for fiscal 2000 decreased by $109,759 primarily as a result of the additional interest expense of $259,002 partially offset by the net increase in the additional operating income of $146,583.

Income Taxes

   At November 30, 2000, the Company has recorded a current net deferred tax asset totaling $137,349 and has recorded a noncurrent net deferred tax asset totaling $67,728. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets. See Note 5 to the Company's Consolidated Financial Statements.

    The Company's effective tax rate for the year ended November 30, 2000 of approximately 47% differs from the Company's blended Federal and State tax rate of 37% due primarily to the non-deductible nature of the amortization of goodwill for tax purposes and other non-deductible items which is consistent with prior years.


Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") has recently issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 138, established standards for recognizing all instruments including those for hedging as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's consolidated statements.

    In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, Accounting for Web Development Costs" ("EITF 00-2"), which was for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 had no impact on the Company's financial position or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the ending November 30, 2001.

    In March 2000, the FASB issued FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this Interpretation which cover events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending November 30, 2001. Management believes the adoption of this bulletin will have no material impact on the Company's financial statements.

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

          Name                     Age    Positions                               Director Since
          Carl J. Bentley           67    Chairman of the Board                       1994
                                          and Director

          Alan C. Bergold           52    President, Treasurer                        1981
                                          and Director

          Donald L. Champlin        49    Executive Vice President,                   1994
                                          Secretary and Director

    (b) Identification of Executive Officers

        The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such.


          Name                     Age    Positions                            Year  First Elected (1)

        Carl J. Bentley             67    Chairman of the Board                          1996
                                          and Director                                   1994

        Alan C. Bergold             52    President, Treasurer                           1996
                                          and Director                                   1981

        Donald L. Champlin          49    Executive Vice President,                      1996
                                          Secretary
                                          and Director                                   1994

(1) All officers serve at the discretion of the Board of Directors.


(c) Business Experience

        The material presented below sets forth a brief account of the business experience during at least the past five years of each director, executive officer and significant employee.

        Carl J. Bentley, age 67, was appointed Chairman of the Board in October 1996. He joined the Company as General Manager of CPS in July 1985. In November 1986, he became President and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

        Alan C. Bergold, age 52, was appointed President in October 1996 and Executive Vice President of the Company in July 1983. He served as Vice President and Secretary of the Company from 1981 to 1983. Mr. Bergold has been a director of the Company since 1981.

        Donald L. Champlin, age 49, was appointed Executive Vice President in October 1996. He joined the Company as Pump Product Manager in October 1983. In February 1989, he became Vice President of Marketing and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.


(d) Involvement in Certain Legal Proceedings

        None.

(e) Promoters and Control Persons

        Not applicable.

Item 10.    Executive Compensation

    Summary Compensation Table

        The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended November 30, 2000, 1999 and 1998 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:


                                         Annual Compensation                             Long-term Compensation
                                --------------------------------------- ---------------------------------------------------------

    Name and              Year                               Other      Restricted Securities
    Principal            Ended                              Annual         Stock   Underlying      LTIP          All Other
    Position            Nov. 30   Salary       Bonus     Compensation      Award   Options/SARs   Payouts       Compensation
Carl J. Bentley       2000      $  169,900   $   81,407   $    -        $      -      200,000    $   -           $     -
   Chairman of the    1999         157,500       99,381        -               -      200,000        -             3,400
   Board              1998         143,620       70,890        -               -            -        -                 -


Alan C. Bergold       2000         167,400       81,407          -             -      200,000        -                 -
   President          1999         155,000       99,381          -             -      200,000        -             8,700
                      1998         141,120       70,890          -             -            -        -                 -


Donald L. Champlin    2000         167,400       81,407          -             -      200,000        -                 -
   Executive          1999         155,000       99,381          -             -      200,000        -             9,800
   Vice-President     1998         141,120       70,890          -             -            -        -                 -


       The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to the above-listed officers. The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lessor of $50,000 or 10% of the cash compensation reported.

       The Company compensated the directors for payments they made on life insurance policies on the life of each of the director's lives in order to substantially complete the purchase of the other director's common stock ownership in case of death of a director. The details of the stock purchase agreement are included in the employment agreement of the officers with the Company. The agreement basically calls for the first right of refusal by the Company to purchase the deceased directors stock for a price per share in relation to net book value.

        The Company has employment agreements as follows:

          Carl J. Bentley (1): $185,000 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit-sharing plan; term of five years beginning December 1, 1998.

          Alan C. Bergold (1): $182,500 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit-sharing plan; term of five years beginning December 1, 1998.

          Donald L. Champlin (1): $182,500 annual salary per year, adjusted for cost of living plus five percent per annum base increase; plus seven and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit-sharing plan; term of five years beginning December 1, 1998.

     (1) There is a provision for payment of one year's compensation as a result of the sale of all or substantially all of the Company's assets.

(b)   Option/SAR Grants in Last Fiscal Year


                                  Number of
                                  Securities
                                  Underlying                                             Market
                                Options/SARs               % of Total                 Price on Date      Expiration
            Name                   Granted                 Options/SARs                 of Grant            Date
                                                            Granted to
                                                    Employees        Exercise
                                                    in Fiscal         or Base
                                                                      Price/
                                                       Year          ($ Share)
Carl J. Bentley                     200,000              33%           $   .25          $  .25            12/31/00
Alan C. Bergold                     200,000              33%               .25             .25            12/31/00
Donald L. Champlin                  200,000              33%               .25             .25            12/31/00

(c)  Aggregated   Option/SAR   Exercises  and  Last  Fiscal  Year  and  Year-End
     Option/SAR Values

                                                                        Number of              Value of
                                                                         Securities           Unexercised
                                                                        Underlying           In-the-Money
                                                                       Unexercised              Options/
                                      Shares                           Options/SARs             SARs at
                                    Acquired           Value             at FY-end               FY-end
                  Name             on Exercise        Realized        (all exercisable)      (all exercisable)
         Carl J. Bentley              200,000        $     37,170             200,000        $      50,000
         Alan C. Bergold              200,000              37,170             200,000               50,000
         Donald L. Champlin           200,000              37,170             200,000               50,000

         Refer  to  Note  6  to  the  Consolidated   Financial   Statements  for
description of Stock Option Plan.

Item 11.Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The following table shows the beneficial ownership of Common Stock by each person known by the Company to own beneficially more than 5 percent of the outstanding shares of its Common Stock. The Company has no other class of voting securities.

                                                   Common Stock

                    Name and Address of                   Amount and Nature of               Percent
                    Beneficial Owner                     Beneficial Ownership               of Class
           Carl J. Bentley                                2,166,153 (1)                       19.7%
           4275 Forest Street
           Denver, CO  80216

           Alan C. Bergold                                2,652,646 (1)                       24.2%
           4275 Forest Street
           Denver, CO  80216

           Donald L. Champlin                             2,239,797 (1)                       20.4%
           4275 Forest Street
           Denver, CO  80216

(1) Includes 250,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2003.

(b) Security Ownership of Management

        The following table shows the equity securities beneficially owned by all directors of the Company and all directors and officers of the Company as a group.

(1) Directors

                                                   Common Stock

                    Name and Address of                   Amount and Nature of               Percent
                    Beneficial Owner                     Beneficial Ownership               of Class

           Carl J. Bentley                                2,166,153 (1)                       19.7%
           4275 Forest Street
           Denver, CO  80216

           Alan C. Bergold                                2,652,646 (1)                       24.2%
           4275 Forest Street
           Denver, CO  80216

           Donald L. Champlin                             2,239,797 (1)                       20.4%
           4275 Forest Street
           Denver, CO  80216

     (1) Includes 250,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2003.

(2) Directors and Officers as a Group
                                     Amount and Nature of               Percent
   Title of Class                    Beneficial Ownership               of Class

   Common Stock                          7,058,596 (1)                    64.3%
   (par value $.01)

     (1) Includes 250,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2003.

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

        On January 1, 2000, the Board of Directors granted an option to each of the officers of the Company to purchase 600,000 shares of treasury stock at $.25 per share by December 31, 2000. The options' exercise price was equal to the common stock's market price at the date of grant. During the year ended November 30, 2000, the Company issued 600,000 shares from treasury to its officers for cash proceeds of $111,510.

        On January 1, 2001, the Board of Directors granted an option to each of the officers of the Company to purchase 750,000 shares of treasury stock at $.20 per share by December 31, 2003. The options' exercise price was greater than the common stock's market price at the date of grant.

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

          21   Subsidiary of the Company.


(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

HIA, INC. AND SUBSIDIARY


                                   Exhibit 21

                            SUBSIDIARY OF THE COMPANY


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

Signature                         Title                          Date


/s/ Carl J. Bentley               Chairman of the Board
Carl J. Bentley                   and Director


/s/ Alan C. Bergold               President,
Alan C. Bergold                   Treasurer and Director


/s/ Donald L. Champlin            Executive Vice
Donald L. Champlin                President, Secretary
                                  and Director

                                                        HIA, Inc. and Subsidiary


                                      Index to Consolidated Financial Statements




 Report of Independent Certified Public Accountants                       F-2

    Financial Statements

       Consolidated Balance Sheets                                  F-3 - F-4

       Consolidated Statements of Income                                  F-5

       Consolidated Statements of Stockholders' Equity                    F-6

       Consolidated Statements of Cash Flows                        F-7 - F-8

       Summary of Accounting Policies                              F-9 - F-15

    Notes to Consolidated Financial Statements                    F-16 - F-30

Report of Independent Certified Public Accountants



To the Stockholders and Board of Directors
HIA, Inc. and Subsidiary
Denver, Colorado

We have audited the accompanying consolidated balance sheets of HIA, Inc. and subsidiary (the "Company") as of November 30, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIA, Inc. and subsidiary at November 30, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     /s/ BDO Seidman, LLP


Denver, Colorado
January 10, 2001
                                                                             F-2

                                                        HIA, Inc. and Subsidiary


                                                     Consolidated Balance Sheets





November 30,                                                                        2000                1999
---------------------------------------------------------------------------- ------------------- -------------------
Assets (Note 2)

Current:
  Cash                                                                         $           -        $      21,117
  Accounts receivable, less allowance of $111,000
     for possible losses for each year                                              3,466,162           3,311,736
  Inventories                                                                       4,264,444           3,359,705
  Other current assets (Notes 5 and 10)                                               223,612             116,327
---------------------------------------------------------------------------- ------------------- -------------------

Total current assets                                                                7,954,218           6,808,885
---------------------------------------------------------------------------- ------------------- -------------------

Property and equipment:
  Land and building (Note 10)                                                               -             143,025
  Leasehold improvements                                                              285,593             196,408
  Equipment (Note 3)                                                                1,307,959           1,089,934
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                    1,593,552           1,429,367
  Less accumulated depreciation and amortization                                    1,008,955             839,372
---------------------------------------------------------------------------- ------------------- -------------------

Net property and equipment                                                            584,597             589,995
---------------------------------------------------------------------------- ------------------- -------------------

Other assets:
  Goodwill, net of accumulated amortization of  $230,112 and $108,954
     (Note 1)                                                                       1,303,969           1,425,127
  Deferred tax asset (Note 5)                                                          67,728             222,771
  Non-compete agreement, net of accumulated amortization of $22,500 and
     $9,000 (Note 1)                                                                  127,500             141,000
  Other                                                                               143,292             116,894
---------------------------------------------------------------------------- ------------------- -------------------

Total other assets                                                                  1,642,489           1,905,792
---------------------------------------------------------------------------- ------------------- -------------------




                                                                              $    10,181,304     $     9,304,672
---------------------------------------------------------------------------- ------------------- -------------------

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                                        HIA, Inc. and Subsidiary


                                                     Consolidated Balance Sheets
                                                                     (Continued)




November 30,                                                                         2000                     1999
------------------------------------------------------------------- ------------------------ ------------------------
Liabilities and Stockholders' Equity

Current liabilities:
  Line-of-credit (Note 2)                                            $          2,381,500     $          1,222,502
  Current maturities of long-term debt (Note 2)                                   290,294                  253,349
  Current maturities of capital lease obligations (Note 3)                        173,946                  126,121
  Accounts payable                                                                795,583                  942,428
  Checks written against future deposits                                          124,055                  258,878
  Accrued payroll and bonuses                                                     301,218                  314,810
  Income taxes payable (Note 5)                                                         -                  217,417
  Other current liabilities                                                       130,501                  140,274
------------------------------------------------------------------- ------------------------ ------------------------

Total current liabilities                                                       4,197,097                3,475,779
------------------------------------------------------------------- ------------------------ ------------------------

Long-term liabilities:
  Long-term debt, less current maturities (Note 2)                              1,464,198                1,784,506
  Capital lease obligations, less current
     maturities (Note 3)                                                          307,804                  321,879
------------------------------------------------------------------- ------------------------ ------------------------

Total long-term liabilities                                                     1,772,002                2,106,385
------------------------------------------------------------------- ------------------------ ------------------------

Total liabilities                                                               5,969,099                5,582,164
------------------------------------------------------------------- ------------------------ ------------------------

Commitments (Notes 4 and 7)

Stockholders' equity: (Note 6)
Common stock, $.01 par value;  20,000,000 shares
  authorized;  13,107,896 issued
  and 10,360,231 and 9,760,231 outstanding                                        131,079                  131,079
Additional paid-in capital                                                      3,109,271                3,109,271
Retained earnings                                                               1,465,591                1,087,404
------------------------------------------------------------------- ------------------------ ------------------------

                                                                                4,705,941                4,327,754
Less treasury stock at cost; 2,747,665 and 3,347,665
  shares                                                                          493,736                  605,246
------------------------------------------------------------------- ------------------------ ------------------------

Total stockholders' equity                                                      4,212,205                3,722,508
------------------------------------------------------------------- ------------------------ ------------------------

                                                                     $         10,181,304     $          9,304,672
------------------------------------------------------------------- ------------------------ ------------------------

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.
                                                                             F-4

                                                        HIA, Inc. and Subsidiary


                                               Consolidated Statements of Income




Years Ended November 30,                                                             2000                     1999
------------------------------------------------------------------- ------------------------ ------------------------
Net sales                                                             $        32,919,433      $        26,139,848

Cost of sales (Note 8)                                                         23,528,394               18,348,265
------------------------------------------------------------------- ------------------------ ------------------------

Gross profit                                                                    9,391,039                7,791,583

Selling, general and administrative                                             8,267,932                6,815,059
------------------------------------------------------------------- ------------------------ ------------------------

Operating income                                                                1,123,107                  976,524

Other income (expense):
    Interest income                                                                50,451                   52,229
    Interest expense                                                             (460,867)                (201,865)
    Miscellaneous income                                                              766                   35,669
------------------------------------------------------------------- ------------------------ ------------------------

Total other expense                                                              (409,650)                (113,967)
------------------------------------------------------------------- ------------------------ ------------------------

Income before taxes on income                                                     713,457                  862,557

Taxes on income (Note 5)                                                          335,270                  374,611
------------------------------------------------------------------- ------------------------ ------------------------

Net income                                                            $           378,187      $           487,946
------------------------------------------------------------------- ------------------------ ------------------------

Net income per common share:
    Basic                                                             $               .04      $               .05
    Diluted                                                           $               .04      $               .05
------------------------------------------------------------------- ------------------------ ------------------------

Basic weighted-average
common shares outstanding                                                      10,309,272                9,774,376
------------------------------------------------------------------- ------------------------ ------------------------

Diluted weighted-average
common shares outstanding                                                      10,324,059                9,812,836
------------------------------------------------------------------- ------------------------ ------------------------

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                                        HIA, Inc. and Subsidiary


                                 Consolidated Statements of Stockholders' Equity







                                    Common Stock            Additional                             Treasury Stock
                             ------------------------------ Paid-in      Retained         ----------------------------   Total
 Years Ended November 30,        Shares           Amount    Capital      Earnings           Shares           Amount    Stockholders'
 2000 and 1999                                                                                                            Equity
---------------------------- -------------- --------------- ------------ -------------- --------------  -------------- ------------

Balance,
December 1, 1998               13,107,896   $  131,079      $  3,109,271  $  599,458       3,713,713     $  (679,748)  $ 3,160,060

Acquisition of treasury
  stock (Note 6)                        -            -                -            -         119,239         (22,848)      (22,848)

Issuance of shares held in
  treasury (Note 6)                     -            -                -            -        (485,287)         97,350        97,350

Net income                              -            -                -      487,946               -               -       487,946
---------------------------- -------------- -------------- ------------- ------------- ----------------- ------------- -------------

Balance, November 30, 1999      13,107,896      131,079        3,109,271    1,087,404       3,347,665        (605,246)    3,722,508

Issuance of shares held in
  treasury (Note 6)                     -            -                -            -        (600,000)        111,510       111,510

Net income                              -            -                -      378,187               -               -       378,187
---------------------------- -------------- -------------- ------------- ------------- ----------------- ------------- -------------
Balance,                       13,107,896   $  131,079     $  3,109,271  $ 1,465,591       2,747,665     $  (493,736)  $ 4,212,205
November 30, 2000
---------------------------- -------------- -------------- ------------- ------------- ----------------- ------------- -------------

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                                        HIA, Inc. and Subsidiary


                                           Consolidated Statements of Cash Flows





Increase (Decrease) in Cash

Years Ended November 30,                                                                 2000                1999
---------------------------------------------------------------------------- ------------------- -------------------
Operating activities:
  Net income                                                                 $        378,187      $      487,946
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                                    395,889             347,485
     Loss on disposal of assets                                                        46,350              93,788
     Allowance for doubtful accounts                                                        -              10,508
     Deferred income taxes                                                            118,355             (81,982)
     Changes in operating assets and liabilities, net of business combination:
         Accounts receivable                                                         (154,426)           (861,708)
         Inventories                                                                 (904,739)            131,588
         Other current assets                                                         (19,221)             35,046
         Accounts payable                                                            (146,845)           (408,486)
         Other current liabilities                                                   (240,782)            238,970
---------------------------------------------------------------------------- ------------------- -------------------

Net cash used in operating activities                                                (527,232)             (6,845)
---------------------------------------------------------------------------- ------------------- -------------------

Investing activities:
  Purchase of WPS, net of cash acquired                                                     -          (1,378,765)
  Purchase of property and equipment                                                  (91,258)            (44,357)
  Increase (decrease) in other assets                                                 (72,748)              2,393
---------------------------------------------------------------------------- ------------------- -------------------

Net cash used in investing activities                                                (164,006)         (1,420,729)
---------------------------------------------------------------------------- ------------------- -------------------

                                                                             F-7

                                                        HIA, Inc. and Subsidiary


                                           Consolidated Statements of Cash Flows
                                                                     (Continued)




Years Ended November 30,                                                             2000                1999
--------------------------------------------------------------------------- ------------------- --------------------
Financing activities:
  Proceeds from line-of-credit                                                      9,578,000           7,552,888
  Repayments on line-of-credit                                                     (8,419,002)         (6,992,502)
  Proceeds on long-term debt                                                                -           1,000,000
  Repayments on long-term debt                                                       (283,363)           (139,255)
  Repayments on capital lease obligations                                            (182,201)           (114,284)
  Acquisitions of treasury stock                                                            -             (22,848)
  Proceeds from sale of treasury stock                                                111,510              97,350
  Increase (decrease) in checks written against future
  deposits                                                                           (134,823)             37,473
--------------------------------------------------------------------------- ------------------- --------------------

Net cash provided by financing activities                                             670,121           1,418,822
--------------------------------------------------------------------------- ------------------- --------------------

Decrease in cash                                                                      (21,117)             (8,752)

Cash, beginning of year                                                                21,117              29,869
--------------------------------------------------------------------------- ------------------- --------------------

Cash, end of year                                                            $              -    $         21,117
--------------------------------------------------------------------------- ------------------- --------------------

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                                                        HIA, Inc. and Subsidiary


                                                  Summary of Accounting Policies


Principles of
Consolidation
          The consolidated financial statements include the accounts of HIA, Inc. (the "Company" or "HIA"), its wholly-owned subsidiary CPS Distributors, Inc. ("CPS"), and CPS's wholly-owned subsidiary, Western Pipe Supply ("WPS") and Water Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Lines of
Business
          The principal business of HIA, conducted through its subsidiary, is the wholesale Business distribution of turf irrigation equipment and pumps.

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

                                                        HIA, Inc. and Subsidiary


                                                  Summary of Accounting Policies
Financial
Instruments
          The following methods and assumptions were used to estimate the fair value of each Instruments class of financial instruments for which it is practicable to estimate that value:

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

          Note Payable, Long-Term Debt, and Capital Lease Obligations

          The note payable, long-term debt, and capital lease obligations bear interest at floating rates of interest based upon lending institutions' prime lending rate. Accordingly, their fair value approximates their reported carrying amounts at November 30, 2000 and 1999.

Inventories
          Inventories consist of wholesale goods held for resale, which are primarily valued at the lower of cost (as determined using first-in, first-out method) or market.

Cost
of Sales
          Cost of sales consists of the actual cost of products purchased for resale, related in-bound shipping charges, and out-bound shipping charges for products shipped to customers.

Fulfillment
Costs
          Included in selling, general and administrative expense are fulfillment costs, which consist of the cost of operating and staffing each branch location. Such costs include those attributable to receiving, inspecting and warehousing inventories. Fulfillment costs amounted to approximately $3,608,000 and $2,628,000 in fiscal 2000 and 1999.
                                                                            F-10

                                                        HIA, Inc. and Subsidiary


                                                  Summary of Accounting Policies
Depreciation,
Amortization, Property and
Equipment
          Property and equipment are stated at cost. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements and leased equipment are amortized over the lesser of the estimated useful lives or over the term of the leases. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statements of income. Depreciation expense was $261,231 and $229,531 for the years ended November 30, 2000 and 1999.

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

Goodwill and
Non-Compete
Agreement
          Goodwill and the non-compete agreement, which relate to the acquisition of WPS in Agreement 1999 (see Note 1), are being amortized over a 10-year period using the straight-line method. Amortization expense was $134,658 and $117,954 for the years ended November 30, 2000 and 1999.

Revenue
Recognition
          The Company recognizes revenue at the time sales are shipped to customers in the normal course of business.

                                                        HIA, Inc. and Subsidiary


                                                  Summary of Accounting Policies

Income
Taxes
          The Company accounts for income taxes under the liability method, which requires an entity to recognize, deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Advertising
Costs
          The Company recognizes advertising expense when incurred. Advertising expense was approximately $9,600 and $25,000 for the years ended November 30, 2000 and 1999.

Net Income
Per Common
Share
          Statement of Financial Accounting Standards No. 128, "Earnings Per Share" provides for the calculation of "Basic" and "Diluted" earnings or net income per share. Basic net income per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted net income per share.

          For the year ended November 30, 2000, 14,787 shares were included in dilutive shares outstanding which related to employee stock options to purchase 600,000 shares of the Company's common stock at $0.1859 per share. Employee stock options to purchase 600,000 shares of the Company's common stock at $0.25 per share were not included in dilutive shares outstanding for the year ended November 30, 2000 as their exercise price exceeded the average market price of the Company's common stock during the period. Likewise, for the year ended November 30, 1999, 600,000 employee stock options to purchase the common stock of the Company at $0.1859 were not included in calculating dilutive shares outstanding as the exercise price exceeded the average market price of the common stock during the period.

                                                        HIA, Inc. and Subsidiary


                                                  Summary of Accounting Policies

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

Reclassifications
          Certain reclassifications have been made to the 1999 financial statements in order for them to conform to the 2000 presentation. Such reclassifications have no impact on the Company's consolidated financial position or results of operation.

Comprehensive
Income
          Comprehensive Income is comprised of net income and all changes to the consolidated statement of stockholders' equity, except those changes made due to investments by stockholders, changes in paid-in-capital and distributions to stockholders. There is no comprehensive income for the years ended November 30, 2000 and 1999.

                                                        HIA, Inc. and Subsidiary


                                                  Summary of Accounting Policies

Fourth
Quarter  Adjustments
          The Company recorded in the fourth quarter of the year ended November 30, 2000 and 1999, an adjustment to properly accrue for officer bonuses in the amount of $244,220 and $298,143.

Recent
Accounting
Pronouncements
          The Financial Accounting Standards Board ("FASB") has recently issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 138, established standards for recognizing all instruments including those for hedging as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's consolidated statements.

          In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, Accounting for Web Development Costs" ("EITF 00-2"), which was for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 had no impact on the Company's financial position or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the ending November 30, 2001.

                                                        HIA, Inc. and Subsidiary


                                                  Summary of Accounting Policies

Recent
Accounting
Pronouncements
(Continued)

          In March 2000, the FASB issued FASB Interpretation 44, "Accounting for Certain Accounting Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, Pronouncements 2000, except that certain conclusions in this Interpretation which cover events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

          In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending November 30, 2001. Management believes the adoption of this bulletin will have no material impact on the Company's financial statements.

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements



1.   Business Acquisition
          On May 25, 1999, the Company, through its wholly-owned subsidiary, CPS, acquired all of the issued and outstanding common stock of Western Pipe Supply, Inc. ("WPS") for a purchase price of $2,746,739 including $84,244 in acquisition costs. Of the total purchase price, $1,485,385 was paid in cash directly to the seller and $1,177,110 was in the form of a subordinated promissory note. (See Note 2.) The cash paid to the seller was financed in part by additional borrowings on the Company's existing line of credit of $927,889 (of which $442,504 was the amount required to pay off the seller's existing line of credit) and a $1,000,000 five-year term note payable.

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

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements





          The final allocation of the purchases price was as follows:
        ----------------------------------------------------------------------

         Cash                                                $      190,864
         Accounts receivable, net                                   806,102
         Inventories                                              1,327,859
         Other current assets                                        15,946
         Property and equipment                                     177,545
         Deferred tax assets                                        163,099
         Goodwill                                                 1,534,081
         Non-compete agreement                                      150,000
         Less:
         Accounts payable                                         1,051,941
         Other current liabilities                                  101,167
         Line of credit                                             442,504
         Long-term obligation                                        23,145
  ------------------------------------------------------- ----------------------

         Total purchase price                                $    2,746,739
  ------------------------------------------------------- ----------------------

          The results of WPS' operations for the year ended November 30, 2000 are included in the Company's consolidated statement of income. For the year ended November 30, 1999, the results of WPS' operations are included from May 25, 1999, the date of purchase, through November 30, 1999.

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements


          The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of WPS occurred at the beginning of fiscal year 1999. The unaudited pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase occurred on the dates indicated or of the results which may be obtained in the future.

      Year Ended November 30,                                    1999
      ------------------------------------------- --------------------

      Net sales                                      $     29,327,944

      Net income                                     $        363,486

      Net income per common share:
         Basic                                       $            .04
         Diluted                                     $            .04
      ------------------------------------------- --------------------


2.   Note
     Payable and
     Long-Term Debt

          Line-of-Credit Agreement

          CPS and its subsidiary have a line-of-credit agreement with a bank, which expires on April 30, 2001. During fiscal 2000, the available line-of-credit was increased from $4,000,000 to $4,500,000. The available loan amount is the lesser of $4,500,000 or the computed borrowing base, as defined by the terms of the agreement. The line-of-credit provides for interest at the lower of the bank's prime rate (9.5% at November 30, 2000) or 8.5%. The agreement is collateralized by principally all of the Company's business assets including accounts receivable, inventories and property and equipment, excluding owned real estate. Additionally, the bank has the right of set-off under this agreement. The agreement is also guaranteed by HIA.

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements

          The agreement contains several covenants which, among other things, require that the Company maintain certain financial ratios, minimum net worth and minimum working capital as defined in the line-of-credit agreement. In addition, the agreement limits the payment of dividends, the purchase of property and equipment, and officer and stockholder compensation. As of November 30, 2000, the Company was in compliance with these covenants under the line-of-credit agreement.

          As of  November  30, 2000 and 1999,  $2,381,500  and  $1,222,502  were outstanding under this line-of-credit agreement, and as of November 30, 2000 and 1999, $2,118,500 and $2,777,498 were available under this line-of-credit agreement.

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements

          Long-term debt

          Long-term debt consisted of the following:

          November 30,                                               2000               1999
          ---------------------------------------------- ------------------ ------------------
           Subordinated   note   dated  May  24,   1999;
              monthly  principal  and interest  payments
              of $14,282  through  June 2009,  including
              interest  at 8% per annum.  Collateralized
              by common shares of WPS.                    $      1,054,492        $ 1,137,855

           Promissory  note  dated May 24,  1999;  monthly
              principal    and   interest    payments   of
              approximately   $20,000  through  May  2004,
              including  interest  at  8.125%  per  annum.
              Collateralized  by substantially  all of the
              Company's business assets including accounts
              receivable,  inventories  and  property  and
              equipment, excluding owned
              real estate.                                         700,000            900,000
           ---------------------------------------------- ------------------ ------------------

            Total long-term debt                                 1,754,492          2,037,855

            Less current maturities                                290,294            253,349
           ---------------------------------------------- ------------------ ------------------

            Long-term, less current maturities             $      1,464,198   $      1,784,506
           ---------------------------------------------- ------------------ ------------------


                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements

          Aggregate maturities of long-term debt at November 30, 2000 are as follows:

         Years Ending November 30,
         ---------------------------------------- -----------------------
         2001                                     $         290,294
         2002                                               297,765
         2003                                               305,891
         2004                                               214,680
         2005                                               124,198
         Thereafter                                         521,664
         ----------------------------------------- ----------------------

                                                  $       1,754,492
         ----------------------------------------- ----------------------

3. Capital Lease
Obligations
          The following is a schedule by year of future non-cancelable minimum payments required under the capital lease, together with the present value of the related payments as of November 30, 2000.

           Years Ending November 30,
            -----------------------------------------------------------------
            2001                                           $       207,757
            2002                                                   207,757
            2003                                                   121,225
            -----------------------------------------------------------------
                                                                   536,739

            Less amount representing interest                       54,989
            -----------------------------------------------------------------

            Present value of minimum lease payments                481,750

            Less current maturities                                173,946
            -----------------------------------------------------------------

            Long-term capital lease obligation, less current
            maturities                                      $      307,804
           ------------------------------------------------------------------

          As of November 30, 2000 and 1999, the cost of the computer related equipment leased under the capital lease obligations were $662,383 and $446,432, net of accumulated amortization of $275,775 and $153,576.

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements
4. Commitments

          Operating Leases

          The Company leases its main warehouse under a non-cancelable operating lease requiring monthly payments through February 2005. The Company has an option to purchase the related property at the end of the initial ten-year term at a price approximating the market value at that time, subject to certain conditions. The lease also provides for two five-year options to extend the lease term.

          The Company also leases vehicles, equipment and other warehouse space under noncancellable operating leases.

          Total lease expense was approximately $908,000 and $648,000 for fiscal 2000 and 1999.

          As of November 30, 2000 future annual minimum lease payments under non-cancelable operating leases are as follows:

          Years Ending November 30
          ----------------------------------------- ---------------------

           2001                                          $      819,000
           2002                                                 642,000
           2003                                                 544,000
           2004                                                 382,000
           2005                                                 176,000
           Thereafter                                           123,000
           ----------------------------------------- ---------------------

                                                         $    2,686,000
           ----------------------------------------- ---------------------

          Employment Agreements

          The Company has entered into employment agreements that extend to November 30, 2003 with its officers. The employment agreements set forth annual compensation to its officers of between $182,500 and $185,000 each. Compensation is adjusted annually based on the cost of living index plus five percent per annum base increase; plus a seven and one-half percent bonus of net pretax income exclusive of the profit-sharing contribution.
                                                                            F-22

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements

5. Taxes on Income
          The provision for taxes on income for the years ended November 30, 2000 and 1999 consisted of the following:

                                                 2000             1999
          ------------------------------- -----------------   -----------------

           Current:
            Federal                      $       188,066      $       395,107
            State                                 28,849               61,486
          ------------------------------- -----------------   ------------------
                                                 216,915              456,593
          ------------------------------- -----------------   ------------------

          Deferred (benefit):
           Federal                                99,418              (75,330)
           State                                  18,937               (6,652)
          ------------------------------- -----------------   ------------------
                                                 118,355              (81,982)
          ------------------------------- -----------------   ------------------

                                         $       335,270      $       374,611
          ------------------------------- -----------------   ------------------

          A reconciliation of taxes on income at the federally statutory rate to the effective tax rate is shown below:

              Years Ended November 30,                   2000           1999
              -------------------------------------   ------------  ------------

              Income taxes computed at the federal
                statutory rate                        $   242,575    $   293,269
              State income taxes, net of federal
                benefit                                    21,404         25,877
              Amortization of goodwill                     41,194         40,313
              Other permanent differences                  30,097         15,152
              ------------------------------------    -------------  -----------

              Taxes on income                         $   335,270     $  374,611
              ------------------------------------    -------------  -----------

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements



          Temporary differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax assets at November 30, 2000 and 1999 relate to the following:

                                            2000                              1999
                             -------------------------------    -----------------------------
                                   Current        Long-term         Current        Long-term
          ------------------- --------------- --------------- ---------------- ---------------
          Inventories           $   96,200      $       -        $   66,510       $        -
          Accounts
            receivable              41,149              -            40,888                -
          Property and
            equipment                    -          9,776                 -           80,993
          Net operating
            loss
            carryforwards                -         26,170                 -          138,178
          Intangible assets              -         29,662                 -                -
          Other                          -          2,120            (6,737)           3,600
           ------------------- --------------- --------------- ---------------- ---------------

          Net  deferred  tax
          asset                 $  137,349    $    67,728        $  100,661       $  222,771
          ------------------- --------------- --------------- ---------------- ---------------

          At  November  30,  2000 and 1999,  $137,349  and  $100,661  of the net
          deferred tax asset is classified as current and included in other current assets in the accompanying consolidated balance sheets. The Company has recorded no valuation allowance to offset the net deferred tax assets because management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

          For federal tax purposes, the Company has net operating loss carryforwards of approximately $71,000, which were acquired in the WPS acquisition. As a result of the change in ownership, as defined by
          Section 382 of the Internal Revenue Code, the net operating loss carryforwards acquired are limited in use to approximately $130,000 per year and must be offset only by taxable income generated by WPS. The net operating loss carryforwards expire in 2011.

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements

6. Stockholders'  Equity

          Treasury Stock and Common Stock Options

          On January 1, 2000, the Board of Directors granted to the officers of the Company options to purchase 600,000 shares of treasury stock at $0.25 per share through December 31, 2000. On January 1, 1999, the Board of Directors granted to the officers of the Company options to purchase 600,000 shares of treasury stock at $0.1859 per share through December 31, 1999. The exercise price of both these grants was equal to the market price of the common stock at the date of grant.

          During fiscal 2000 and 1999, the Company issued 600,000 shares and 300,000 shares from treasury to its officers for cash proceeds of $111,510 and $66,846 in conjunction with the officer's exercise of their options to purchase the treasury stock of the Company. During the year ended November 30, 1999, the officers of the Company purchased 185,287 shares from the Company's treasury at $0.16 for gross proceeds of $30,504 which represented the market price of the shares on the day the shares were purchased.

          The Company acquired from non-affiliate stockholders 119,239 shares of its common stock at prices ranging from $.15 to $.20 per share during fiscal 1999 and did not purchase any such shares during fiscal 2000.

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements

          The following table summarizes information on stock option activity:

                                                                    Weighted
                                                    Exercise         Average
                                     Number of       Price per     Exercise Price     Expiration
                                      shares          Share          Per Share         Dates
            --------------------- --------------- --------------- ---------------- ---------------
            Outstanding at
              December 1, 1998       600,000        $   .2228       $   .2228            1998
                Granted              600,000            .1859           .1859            1999
                Exercised           (300,000)           .2228           .2228            1998
                Expired             (300,000)           .2228           .2228            1998
            --------------------- --------------- --------------- ---------------- ---------------

            Outstanding at
             November 30,1999        600,000            .1859           .1859            1999
                Granted              600,000            .2500           .2500            2000
                Exercised           (600,000)           .1859           .1859            1999
             --------------------- --------------- --------------- ---------------- ---------------

             Outstanding at
              November 30, 2000      600,000        $   .2500       $   .2500            2000
              --------------------- --------------- --------------- ---------------- ---------------

          SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grant in 2000: dividend yield of zero percent, expected volatility of 63%, risk free interest rate of 6.0% and an expected life of one year. The assumptions used to value the grant in 1999 were as follows: dividend yield of zero percent, expected volatility of 69%, risk free interest rate of 4.5% and an expected life of one year.

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements

          Under the accounting provisions of SFAS No. 123, the Company's net income per share would have been adjusted to the following pro forma amounts:

           -----------------------------------------  ------------- ------------
           Years Ended November 30,                        2000         1999
           -----------------------------------------  ------------- ------------

            Net income:
              As reported                             $      378,187 $   487,946
              Pro forma                                      337,707     455,735

            Basic net income per common share:
              As reported                             $          .04 $       .05
              Pro forma                                          .03         .05

            Diluted net income per common share:
              As reported                              $         .04 $       .05
              Pro forma                                          .03         .05
            ----------------------------------------   ------------- -----------


          The following information summarizes stock options outstanding at November 30, 2000:

                               Outstanding                                  Exercisable
            -------------------------------------------------------    ---------------------------
                                              Weighted Average
                                        --------------------------
             Exercise        Number      Remaining     Exercise        Number        Weighted
                                         Contractual                                 Average
                                          Life in                                    Exercise
                Price      Outstanding     Years         Price      Exercisable        Price
          -------------- ------------- ------------- ------------ --------------- --------------
               $0.25        600,000     Less than 1      $0.25        600,000          $0.25
          -------------- ------------- ------------- ------------ --------------- --------------


                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements

7.Employee
Benefits
          Profit Sharing Plan

          The Company maintains a noncontributory profit-sharing plan (the "Plan") for the benefit of all full-time employees of the Company who are at least 18 years of age. Interests vest ratably after two years and are fully vested after seven years. The Plan is funded by the Company's contribution determined annually by the Board of Directors. Contributions to the Plan were approximately $41,500 and $68,000 for the years ended November 30, 2000 and 1999.

          401(k) Plan

          The Company has adopted a Section 401(k) profit sharing plan, which is available for employees who are at least 18 years of age and who have completed one year of service with the Company. Participants in the plan may contribute up to 15% of their compensation, subject to certain limitations. Under the plan, the Company may make discretionary contributions to be determined on a year-to-year basis and may make discretionary matching contributions. Company matching contributions vest ratably over 6 years. For the year ended November 30, 2000 and 1999, the Company contributed approximately $39,900 and $31,000.

8. Significant  Suppliers
          During fiscal 2000, the Company purchased approximately 19% and 10% of its products from two manufacturers, and approximately 21% of its products from one manufacturer in 1999. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements

9. Supplemental
Disclosures of
Cash Flow Information

          Excluded from the statement of cash flows for the years ended November 30, 2000 and 1999 were the effects of certain noncash investing and financing activities including the purchase of equipment in 2000 and 1999 of $215,951 and $162,280 with third party financing.

          The following table summarizes the net cash used
          in conjunction with the 1999 WPS acquisition:
                                                                     1999
           ------------------------------------------------ --------------------

           Working capital, other than cash acquired             $      996,799
           Property and equipment                                       177,545
           Deferred tax assets                                          163,099
           Goodwill                                                   1,534,081
           Non-compete agreement                                        150,000
           Acquired debt and long-term obligations                   (1,642,759)
           ------------------------------------------------ --------------------

           Net cash used to acquire WPS                          $    1,378,765
           ------------------------------------------------ --------------------

          Cash payments for interest were $460,867 and $201,865 for the years ended November 30, 2000 and 1999. Cash payments for income taxes were $455,253 and $234,440 for the years ended November 30, 2000 and 1999.

10.Property  Held
For Sale
          Effective February 8, 2000, the Company leased a new warehouse facility in Casper, Wyoming and consequently moved out of its owned facility also located in Casper, Wyoming. At November 30, 2000, this property, which consists of land and office and warehouse space, has a carrying value of $51,376 (cost of $143,024 less accumulated depreciation of $91,648) and is included in other current assets on the Company's consolidated balance sheet at November 30, 2000. The Company expects to sell the property within the next fiscal year.

                                                        HIA, Inc. and Subsidiary


                                      Notes to Consolidated Financial Statements

11. Subsequent Event
          On October 31, 2000, the Company sent to all its shareholders a tender offer for up to 3,000,000 shares of its common stock for a purchase price of $.25 per share. The offer expired on December 15, 2000 and on January 4, 2001, a total of 732,956 shares of common stock were tendered for a total purchase price of $183,239. A total of $57,000 was incurred for legal, accounting, transfer agent and other related costs, related to this tender offer.