Form 10QSB
period 2001-02-28
HIA INC
filed 2001-04-13
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended February 28, 2001

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

     ---------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,193,775 shares of the Registrant's $.01 par value common stock were outstanding at February 28, 2001.

                                                                       HIA, INC.
                                      INDEX

Part I.  Financial Information

     Item 1.  Consolidated Financial Statements . . . . . . . . . . . . . . 3

     Item 2.  Management's Discussion and Analysis or Financial Condition
              and Results of Operation  . . . . . . . . . . . . . . . . . . 9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .11


Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .12

     Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . 12

     Item 3.  Defaults upon Senior Securities . .. . . . . . . . . . . . . 12

     Item 4.  Submission of Matters to a Vote of Security Holders . . .. . 12

     Item 5.  Other Information .  . . . . . . . . . . . . . . . . . . . . 12

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..13

                                     Part 1.

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of February 28, 2001
         and November 30, 2000 . . . . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Operations for the three months ended February 28, 2001 and 2000.. . . . . . . . . . . . . . . . . 6

         Consolidated Statements of Cash Flows for the three months ended February 28, 2001 and 2000 . . . . . . . . . . . . . . . . . 7

         Notes to Consolidated Financial Statements . . . . . . . . . . . . 8


Forward Looking Statements

Statements made in this Form 10-Q that are historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 ("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimated," "approximate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgements as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                                                        HIA, INC. AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2000 is based upon an audited balance sheet. All other information is unaudited.)

                                                            February 28,             November 30,
                                                               2001                      2000
                                                               ----                      ----
ASSETS
Current Assets:
  Accounts receivable, net of allowance for
    doubtful accounts of $111,003                     $ 2,446,355                  $  3,466,162
  Inventories                                           7,191,079                     4,264,444
  Other current assets                                    203,647                       223,612
                                                       ----------                 -------------
Total current assets                                    9,841,081                     7,954,218
                                                        ---------                 -------------

Property and equipment, at cost:
  Leasehold Improvements                                  285,593                       285,593
  Equipment                                             1,307,959                     1,307,959
                                                        ---------                     ---------
                                                        1,593,552                     1,593,552
Less accumulated depreciation
     and amortization                                   1,058,642                     1,008,955
                                                        ---------                     ---------

Net property and equipment                                534,910                       584,597

Other assets                                              150,505                       211,020
Goodwill, net of amortization                           1,265,617                     1,303,969
  of $268,464 and $230,112
Non-compete agreement, net of amortization
  of $26,250 and $22,500                                  123,750                       127,500
                                                        ---------                 -------------

TOTAL ASSETS                                          $11,915,863                   $10,181,304
                                                      ===========                   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                        HIA, INC. AND SUBSIDIARY

(Information as of November 30, 2000 is based upon an audited balance sheet. All other information is unaudited).

                                                                    February 28,              November 30,
LIABILITIES                                                           2001                         2000
                                                                      ----                         ----
Current Liabilities:
  Note payable to bank                                             $3,032,000                  $2,381,500
  Current maturities of long-term obligations                         464,241                     464,240
  Accounts payable                                                  3,237,385                     795,583
  Checks written in excess of deposits                                157,686                     124,055
  Accrued expenses and other current liabilities                      286,206                     431,719
                                                                 ------------               -------------

Total current liabilities                                           7,177,518                   4,197,097
                                                                    ---------               -------------

Long-term Obligations:
  Notes payable, less current maturities                            1,392,297                   1,464,198
  Capital lease obligations, less current maturities                  265,691                     307,804
                                                                 ------------                ------------
Total long-term obligations                                         1,657,988                   1,772,002
                                                                   ----------                 -----------

TOTAL LIABILITIES                                                   8,835,506                   5,969,099
                                                                  -----------               -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,107,896; outstanding 10,193,775
  and 10,360,231                                                      131,079                     131,079
Additional paid-in capital                                          3,109,271                   3,109,271
Retained earnings                                                     432,034                   1,465,591
                                                                 ------------                  ----------
                                                                    3,672,384                   4,705,941
Less treasury stock: 2,914,121 and
  2,747,665 shares at cost                                           (592,027)                   (493,736)
                                                                 -------------             ---------------
Total stockholders' equity                                          3,080,357                   4,212,205
                                                                   ----------               -------------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                              $11,915,863                 $10,181,304
                                                                  ==================          ===========


                                                        HIA, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                             Feb 28, 2001           Feb 29, 2000
                                            -------------           ------------
Net sales                                   $3,772,715             $4,628,429
Cost of sales                                2,611,200              3,383,575
                                         -------------        ---------------
Gross profit                                 1,161,515              1,244,854

Selling, general
 and administrative
 expenses                                    2,142,624              1,755,866
                                         -------------        ---------------

Operating loss                                (981,109)              (511,012)


Other income (expense):
  Interest income                               40,454                 11,697
  Interest expense                            (101,521)               (78,812)
  Misc. income                                   8,619                 27,260
                                       ---------------      -----------------
Total other expense                            (52,448)               (39,855)
                                        ---------------     ------------------

NET LOSS                                   ($1,033,557)             ($550,867)
                                         ==============       ================

Basic and diluted loss
   per share                                   ($  .10)              ($   .05)
                                       ================      =================

Weighted average common
   shares outstanding
         Basic                              10,180,369             10,160,222
         Dilutive                           10,180,369             10,160,222

The accompanying notes are an integral part of the consolidated financial statements.

                                                        HIA, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Three Months Ended
Increase (Decrease) In Cash                        February 28, 2001        February 29, 2000
                                                   -----------------        -----------------

OPERATING ACTIVITIES:
Net loss                                          ($1,033,557)               ($550,867)
Adjustments to reconcile net loss
   to net cash used  in operating activities:
      Depreciation and amortization                    91,789                  111,339
      Changes in current assets and
         current liabilities:
       Accounts receivable                          1,019,807                 (122,363)
       Inventories                                 (2,926,635)              (1,987,184)
       Other current assets                            19,965                  -  0  -
       Accounts payable                             2,441,802                2,135,962
       Accrued expenses and other current
        liabilities                                  (145,513)                (526,517)
                                                 -------------           --------------
NET CASH USED IN
  OPERATING ACTIVITIES                               (532,342)                (939,630)
                                                     ---------            -------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                 -  0  -                  (12,414)
  Decrease (increase) in other assets                  60,515                  (12,235)
                                                   ----------                  ---------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                 60,515                  (24,649)
                                                   ----------              ------------

FINANCING ACTIVITIES:
  Net proceeds from note payable bank                                        1,005,000
  Proceeds from note payable to bank                2,783,000                        -
  Payments on borrowings on note payable to bank   (2,132,500)                       -
  Repayments of long-term debt                        (71,900)                (105,655)
  Payments on capital lease obligations               (42,113)                 -  0  -
  Increase (decrease) in checks written in
    excess of deposits                                 33,631                  (53,026)
  Purchase of treasury stock                         (248,291)                 -  0  -
  Sale of treasury stock                              150,000                  111,510
                                                  -----------             ------------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                              471,827                  957,829
                                                  -----------            -------------

NET DECREASE IN CASH                                  -  0  -                   (6,450)

CASH, BEGINNING OF PERIOD                             -  0  -                   21,117
                                               ----------------          -------------

CASH, END OF PERIOD                            $      -  0  -              $    14,667
                                              =================          =============

The accompanying notes are an integral part of the consolidated financial statements

                                                        HIA, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended February 28, 2001 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-KSB for the year ended November 30, 2000 filed with the Securities and Exchange Commission on February 16, 2001.

B.       Fulfillment Costs

Included in selling, general and administrative expenses are fulfillment costs, which consist of the cost of operating and staffing each branch location. Such costs include those attributable to receiving, inspecting and warehousing inventories. Fulfillment costs amounted to approximately $573,504 and $525,180 for the three months ended February 28, 2001 and February 29, 2000.

C.       Net Loss Per Common Share
         --------------------------

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (10,180,369 and 10,160,222 for 2001 and 2000). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the periods  ended  February 28, 2001 and  February  29,  2000,  total stock options in the amount of 750,000 and 600,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

D.       Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statements of stockholders' equity, except for those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The Company had no components of comprehensive loss except for net losses for the three months ended February 28, 2001 and February 29, 2000.


E.       Stockholders' Equity

Purchase of Treasury Stock

On October 31, 2000, the Company sent to all its stockholders a tender offer for up to 3,000,000 shares of its common stock for a purchase price of $.25 per share. The offer expired on December 15, 2000 and on January 4, 2001, a total of 732,956 shares of common stock were tendered for a total purchase price of $183,239. A total of $56,677 was incurred for legal, accounting, transfer agent and other related costs, related to this tender offer.

During January and February 2001, the Company acquired from non-affiliate stockholders 33,500 shares of its common stock at a price of $.25 per share.

F.       Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 137 and 138, established standards for recognizing all derivative instruments at fair value. This Statement is effective for fiscal years beginning after June 15, 2000. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company, begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending November 30, 2001.

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

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending November 20, 2001. Management believes the adoption of this bulletin will have no material impact on the Company's consolidated financial statements.

G.       Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $101,521 and $78,812 for the three months ended February 28, 2001 and February 29, 2000. Cash payments for income taxes were $0 and $165,000 for the three months ended February 28, 2001 and February 29, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operation

Liquidity and Capital Resources

The net cash used in operating activities decreased by $407,288 for the three months ended February 28, 2001 compared to the same period last year due to the net increase in inventories of $926,790 which is substantially offset by the net decrease in accounts receivable of $1,019,807. The increase in inventories was primarily attributable to a decrease in sales of $855,714 during the three months ended February 28, 2001 as compared to the similar period in the prior year, a change in policy regarding inventory management, and the built up of its inventory levels in order to support the Company's increased sale's levels beginning in March. The Company's business is seasonal. The Company's sales are concentrated from March to October. In the second quarter of the prior year, the Company changed its inventory management policy. The Company increased its stocking levels at the branch locations to increase overall customer service. The decrease in sales is primarily attributable to the inclement winter weather for the first quarter ended February 28, 2001 as compared to the similar quarter 2000 which substantially decreased commercial job sales (delayed for warmer weather and thawed ground). The decrease in accounts receivable was primarily due to the decrease in sales and more aggressive collection efforts by the credit department.

Net loss increased by $482,690 primarily as a result of the decrease in sales and the increase in general and administrative expenses for the first quarter ended February 28, 2001 as compared to the first quarter ended February 29, 2000. Accounts payable increased by $305,840 primarily due to the increase in inventories. Other current liabilities increased by $145,513 primarily due to the reduction of income tax payable for the similar period ended February 29, 2000.

The net cash provided by investing activities increased by $85,164 primarily as a result of the decrease in other assets of $72,750. The decrease in other assets was primarily due to the write off of a tax-related partnership interest of $46,350 at November 30, 2000.

The net decrease in cash provided by financing activities decreased by $486,002 primarily as a result of the decrease in net borrowings from the notes payable of $354,500. The Company's borrowings on its note payable have decreased as the Company's account payable have increased due to the increase in inventory levels. In addition, the Company purchased $248,291 in treasury stock. The purchase of treasury stock was a result of the tender offer sent to all its shareholders on October 31, 2000 for up to 3,000,000 shares of its common stock for a purchase price of $.25 per share. The offer expired on December 15, 2000 and on January 4, 2001, a total of 732,956 shares of common stock were tendered for a total purchase price of $183,239. A total of approximately $57,000 was incurred for legal, accounting, transfer agent and other related costs, related to this tender offer. In addition, during January and February 2001, the Company acquired from non-affiliate stockholders 33,500 shares of its common stock at a price of $.25 per share.

The following is a summary of working capital and current ratio for the periods presented:

                        February 28, 2001         November 30, 2000
                         -----------------         -----------------
 Working Capital               $2,663,563                $3,757,121
 Current Ratio                  1.37 to 1                 1.90 to 1

The Company's working capital decreased by $1,093,558 during the three months ended February 28, 2001 as compared to November 30, 2000 primarily as a result of the $1,033,557 net loss. Management believes that the present working capital is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditures for fiscal 2001. As of February 28, 2001, the Company and its subsidiary have an available line-of-credit of $5,000,000, an increase of $500,000 on the line-of-credit as of November 30, 2000. As of February 28, 2001, $1,968,000 is unused under the line of credit. The line of credit expires on December 31, 2002. The line-of-credit agreement limits the payment of dividends by CPS Distributors, inc. and its subsidiaries ("CPS") to the Company. CPS is the wholly-owned subsidiary of the Company. The line-of-credit agreement also limits the payment of any expenses of the Company by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact of the Company's ability to meet its cash needs as its cash needs are minimal.

The decrease in the current ratio as of February 28, 2001 as compared to November 30, 2000 is attributable to the increase in accounts payable and bank borrowings and decrease in accounts receivable offset partially by the increase in inventories.

Income Taxes

As of February 28, 2001, the Company has recorded a current net deferred tax asset totaling $137,349 and has recorded a non-current net deferred tax asset totaling $67,728. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.

Results of Operations

Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000.

Net sales for the three months ended February 28, 2001 were down $855,714 or 18% less than the first quarter of 2001 due to the inclement winter weather which substantially decreased commercial job sales (delayed for warmer weather and thawed ground for the first quarter ended February 28, 2001 as compared to the similar quarter in 2000). Quotation activity is especially intense in the winter and spring months (December to April) when contracts are reviewed and eventually awarded for spring or summer construction. Since over 90% of the Company's business are composed of turf and irrigation products, its sales are concentrated from March to October are therefore seasonal in nature.

Gross profit was 30.8% during the three months ended February 28, 2001 as compared to 26.9% during the three months ended February 29, 2000 primarily due a reduction of the lower margin commercial jobs sales compared to the three months ended February 29, 2000.

Selling, general and administrative expenses increased by $386,758 during the three months ended February 28, 2001 as compared to February 29, 2000 primarily as a result of increases in payroll of $190,756, sales and advertising expenses of $61,667 and real estate taxes of $56,304. The increase in payroll of $190,756 was primarily due to the tight labor market in the Rocky Mountain Region requiring the Company to increase salaries by $123,514 for the three months ended February 28, 2001 as well as the Company accrued $67,242 in officer bonuses for the three months ended February 28, 2001. The Company did not accrue officer bonuses for the three months ended February 29, 2000. The increase in sales and advertising expense of $61,677 was primarily due to sales and marketing programs initiated early in 2001 in order to support the expanded sales staff in contemplation of a substantial increase in overall sales. The increase in tax expense of $56,304 was primarily due to the real estate taxes on the new facility in Englewood, Colorado and the acceleration of tax bills from landlords for various other properties not previously accrued for. The remaining increase of $78,031 was primarily attributable to increases in rent expense ($19,008), utilities expense ($18,058), building maintenance ($11,742) and equipment maintenance ($10,788). The increases in rent and utilities were generally attributable to the addition of the Englewood, Colorado branch in July of 2000.

Other expenses were up $12,593 for the three months ended February 28, 2001 compared to the same period in the prior year primarily of the increase in interest expense due to the higher average balance on its note payable to bank.

Net loss in the first quarter of 2001 was $482,690 greater than the first quarter of 2000 due primarily to the decrease of gross profit of $83,339 and the increase in selling, general and administrative expenses of $386,758 during the first quarter of 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate. The Company's management believes that fluctuations in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.

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

                                          HIA, INC.





Date: April 13, 2001                      /s/ Alan C. Bergold
                                              Alan C. Bergold
                                              Chief Financial Officer &
                                              President