Form 10QSB
period 2001-05-31
HIA INC
filed 2001-07-13
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For Quarterly Period Ended May 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,194,075 shares of the Registrant's $.01 par value common stock were outstanding at May 31, 2001.

                                    HIA, INC.
                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements. . . . . . . . . . . . . 3

         Item 2.  Management's Discussion and Analysis or Financial Condition
                  and Results of Operations. . . . . . . . . . . . . . . . .11

         Item 3.  Qualitative and Quantitative Disclosure about Market
                  Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .14


Part II.  Other Information

         Item 1.  Legal Proceedings . . . . . .  . . . . . . . . . . . . .  15

         Item 2.  Changes in Securities and Use of Proceeds. . .. . . . . . 15

         Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . 15

         Item 4.  Submission of Matters to a Vote of Security Holders . . . 15

         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . 15

         Item 6.  Exhibits and Reports on Form 8-K . . . . .  . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                                     Part 1.

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of May 31, 2001
         and November 30, 2000. . .. . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Operations for the three and six months ended May 31, 2001 and 2000 . . . . . .. . . . . . . . . . . . . . 6

         Consolidated Statements of Cash Flows for the six months
         ended May 31, 2001 and 2000 . . . . . . . . . . . . . . . .  . . . 7

         Notes to Consolidated Financial Statements . . . . . . . . . . .   8

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

                                                        HIA, INC. AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2000 is based upon an audited balance sheet. All other information is unaudited.)

                                                                       May 31,                November 30,
                                                                         2001                    2000
                                                                         ----                    ----
ASSETS
Current Assets:
  Accounts receivable, net of allowance for
       doubtful accounts of $111,000                                  $5,044,109                   $3,466,162
  Inventories                                                          6,228,676                    4,264,444
  Other current assets                                                   331,680                      223,612
                                                                      ----------                -------------
Total current assets                                                  11,604,465                    7,954,218
                                                                      ----------                -------------

Property and equipment, at cost:
  Leasehold improvements                                                 288,743                      285,593
  Equipment                                                            1,340,917                    1,307,959
                                                                       ---------                -------------
                                                                       1,629,660                    1,593,552
Less accumulated depreciation
     and amortization                                                  1,108,014                    1,008,955
                                                                       ---------                 ------------

Net property and equipment                                               521,646                      584,597

Other assets                                                             201,880                      211,020
Goodwill, net of amortization                                          1,227,265                    1,303,969
  of $306,816 and $230,112
Non-compete agreement, net of amortization
  of $30,000 and $22,500                                                 120,000                      127,500
                                                                     -----------                -------------

TOTAL ASSETS                                                         $13,675,256                  $10,181,304
                                                                     ===========                =============

The accompanying notes are an integral part of the consolidated financial statements.

                                                        HIA, INC. AND SUBSIDIARY

(Information as of November 30, 2000 is based upon an audited balance sheet. All other information is unaudited).

                                                                           May 31,            November 30,
LIABILITIES                                                                 2001                  2000
                                                                            ----                  ----
Current Liabilities:
  Note payable to bank                                                 $3,630,000               $2,381,500
  Current maturities of long-term obligations                             464,240                  464,240
  Accounts payable                                                      3,735,691                  795,583
  Checks written in excess of deposits                                    298,899                  124,055
  Accrued expenses and other current liabilities                          452,108                  431,719
                                                                      ------------             -------------

Total current liabilities                                               8,580,938                4,197,097
                                                                      ------------              -------------

Long-term Obligations:
  Notes payable, less current maturities                                1,319,957                1,464,198
  Capital lease obligations, less current maturities                      222,675                  307,804
                                                                      ------------              ------------
Total long-term obligations                                              1,542,632               1,772,002
                                                                      ------------              ------------

TOTAL LIABILITIES                                                       10,123,570               5,969,099
                                                                      ------------               -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196; outstanding 10,194,075
  and 10,360,231                                                           131,079                 131,079
Additional paid-in capital                                               3,109,271               3,109,271
Retained earnings                                                          903,363               1,465,591
                                                                       ------------            ------------
                                                                         4,143,713               4,705,941
Less treasury stock: 2,914,121 and
  2,747,665 shares at cost                                                (592,027)               (493,736)
                                                                       -------------           ------------
Total stockholders' equity                                               3,551,686               4,212,205
                                                                       -------------           ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                   $13,675,256             $10,181,304
                                                                       ============           =============

The accompanying notes are an integral part of the consolidated financial statements.




                                                       HIA, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Six Months Ended                     Three Months Ended
                                            ------------------                 --------------------
                                        May 31, 2001    May 31, 2000       May 31, 2001      May 31, 2000
Net sales                                 $13,057,606      $14,550,428           $9,284,891       $9,921,999
Cost of sales                               9,191,378       10,355,808            6,580,178        6,972,233
                                       --------------     ------------          -----------     -------------
Gross profit                                3,866,228        4,194,620            2,704,713        2,949,766

Selling, general
 & administrative
 expenses                                   4,270,135        3,889,058            2,127,511        2,133,192
                                       --------------     ------------          -----------         --------


Operating income(loss)                       (403,907)         305,562              577,202          816,574

Other income (expense):
  Interest income                              65,037           64,676               24,583           52,979
  Interest expense                           (220,159)        (199,756)            (118,638)        (120,944)
  Misc. income (expense)                       (3,199)          27,436              (11,818)             176
                                        --------------    ------------          ------------  ---------------
Total other expense                          (158,321)        (107,644)            (105,873)         (67,789)

Income (loss) before  income
   tax expense                               (562,228)         197,918              471,329          748,785
Income tax  expense                                --           86,000                   --           86,000
                                       --------------      -----------          -----------          -------

NET INCOME (LOSS)                           ($562,228)        $111,918             $471,329         $662,785
                                       ==============      ===========          ===========        ==========

Net income (loss) per share
  Basic                                      ($   .06)         $   .01              $   .05          $   .06
  Diluted                                    ($   .06)         $   .01              $   .05          $   .06

Weighted average common shares outstanding:
      Basic                                10,187,446       10,258,592           10,194,775       10,360,231
      Dilutive                             10,187,446       10,278,348           10,194,775       10,360,231

The accompanying notes are an integral part of the consolidated financial statements.




                                                        HIA, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Six Months
Ended
Increase (Decrease) In Cash                                                     May 31, 2001        May 31, 2000
                                                                               -------------        ------------
OPERATING ACTIVITIES:
Net Income (loss)                                                                ($562,228)             $111,918
Adjustments to reconcile net income (loss)
   to net cash used  in operating activities:
      Depreciation and amortization                                                183,263               233,103
      Changes in current assets and
         current liabilities:
       Accounts receivable                                                      (1,577,947)           (2,351,813)
       Inventories                                                              (1,964,232)           (2,908,044)
       Other current assets                                                       (108,068)              (42,223)
       Accounts payable                                                          2,940,108             3,232,617
       Accrued expenses and other current liabilities                               20,389              (372,786)
                                                                              --------------          ------------
NET CASH USED IN
  OPERATING ACTIVITIES                                                          (1,068,715)           (2,097,228)
                                                                              --------------          ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (36,108)              (51,722)
  Decrease (increase) in other assets                                                9,140               (12,233)
                                                                              ---------------         ------------
NET CASH USED IN
  INVESTING ACTIVITIES                                                             (26,968)              (63,955)
                                                                              ---------------         ------------

FINANCING ACTIVITIES:
  Proceeds from note payable to bank                                             5,492,000             3,615,000
  Payments on borrowings on note payable to bank                                (4,243,500)           (1,525,000)
  Repayments of long-term debt                                                    (144,241)             (140,851)
  Payments on capital lease obligations                                            (85,129)              (90,366)
  Increase in checks written in excess of deposits                                 174,844               169,773
  Purchase of treasury stock                                                      (248,291)                   --
  Sale of treasury stock                                                           150,000               111,510
                                                                              --------------             --------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                                         1,095,683             2,140,066
                                                                              --------------          -----------

NET DECREASE IN CASH                                                                   --                (21,117)

CASH, BEGINNING OF PERIOD                                                              --                 21,117
                                                                              ---------------         ------------

CASH, END OF PERIOD                                                           $        --            $        --
                                                                              ================      ==============

The accompanying notes are an integral part of the consolidated financial statements

                                                       HIA, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended May 31, 2001 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-KSB for the year ended November 30, 2000 filed with the Securities and Exchange Commission on February 16, 2001.

B.       Fulfillment Costs

Included in selling, general and administrative expenses are fulfillment costs, which consist of the cost of operating and staffing each branch location. Such costs include those attributable to receiving, inspecting and warehousing inventories. Fulfillment costs amounted to approximately $1,169,000 and $1,036,000, for the six months ended May 31, 2001 and May 31, 2000.

C.       Net Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares outstanding during the period (10,187,446 and 10,258,592 for the six months ended May 31, 2001 and 2000). Diluted earnings (loss) per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

During the six months ended May 31, 2000, 19,756 shares of outstanding stock options were included for purposes of calculating diluted weighted average shares outstanding. Options outstanding during the three months ended May 31, 2001 and 2000 and the six months ended May 31, 2001 were not considered for purposes of calculating diluted weighted average shares outstanding as the strike price of the options exceeded the average market price of the Company's common stock during the respective periods.

D.       Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the consolidated statements of stockholders' equity, except for those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The Company had no components of comprehensive income (loss) except for net income (loss) for the three and six months ended May 31, 2001 and 2000.

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

Shareholders' Agreement

On May 23, 2001, the Company and Carl J. Bentley, Alan C. Bergold and Don Champlin (collectively, the "Shareholders") entered into an amended Shareholders' Agreement. Upon the death of any Shareholder, the Shareholders and the Company shall purchase, and the executor, administrator, surviving spouse, or other legal representative of the Deceased Shareholder's estate shall sell the shares of common stock of the Company owned by the Deceased shareholder at the time of his death. The price per share of each share of common stock purchased upon the death of any Shareholder shall be the greater of nine times the average net profit of the Company as defined in the Shareholders' Agreement for the prior fiscal year divided by the number of shares of common stock of the Company issued and outstanding as of the end of such fiscal year or $1.35 per share. In order to fund the purchase of shares of common stock upon the death of a Shareholder, each Shareholder purchased life insurance policies on the lives of the other two Shareholders. If the aggregate number of the Deceased's shares of common stock is greater than the aggregate number of the Deceased's shares of common stock that the surviving Shareholders shall purchase in accordance with the Shareholders' Agreement, the Company shall have the option to purchase, but not the obligation, from the deceased Shareholder's estate that number of the deceased's shares of common stock remaining after the purchase by each of the surviving Shareholders for an amount equal to the purchase price multiplied by the number of such remaining share of common stock. The Company shall pay the Deceased Shareholder's estate in a maximum of 120 monthly installments with interest at 6% per year.

F.       Recent Accounting Pronouncements

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS No. 133 had no impact on the Company's Consolidated Financial Statements.

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. The adoption of EITF 00-2 had no impact on the Company's financial condition or results of operations as the Company has no web site development costs.

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

G.       Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $220,159 and $199,756 for the six months ended May 31, 2001 and 2000. Cash payments for income taxes were $147,000 and $291,000 for the six months ended May 31, 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The net cash used in operating activities decreased by $1,028,513 for the six months ended May 31, 2001 as compared to the same period last year primarily due to the decrease in accounts receivable of $773,866 and a decrease in inventories of $943,812 partially offset by the additional net loss of $674,146. The decrease in accounts receivables were primarily due to lower sales volumes and more efficient collection procedures. The decrease in inventories were primarily due to lower sales volumes and reduced shipments from vendors on "early order" programs (manufacturer's early shipment dating programs). The increase in net loss of $674,146 was primarily as a result of the decrease in sales for the six months ended May 31, 2001 as compared to the six months ended May 31, 2000 of $1,492,822 and an increase in selling, general and administrative expenses of $381,077. For explanations regarding the increase in sales and increase in selling, general and administrative expenses refer to the discussion included in the results of operations on page 13.

The net cash used in investing activities decreased by $36,987 primarily as a result of the decrease in purchases of fixed assets for the six months ended May 31, 2001 as compared to the similar six months in the prior year.

The net decrease in cash provided by financing activities of $1,044,383 was due primarily as a result of the decrease in net borrowings from notes payable of $841,500 and the purchase of treasury stock in the first quarter of 2001 of $248,291. The decrease in borrowings of notes payable were primarily attributable to the decreases in accounts receivables and inventories as compared to May 31, 2000. The purchase of treasury stock was a result of the tender offer sent to all its shareholders on October 31, 2000 for up to 3,000,000 shares of its common stock for a purchase price of $.25 per share. The offer expired on December 15, 2000 and on January 4, 2001, a total of 732,956 shares of common stock were tendered for a total purchase price of $183,239. A total of approximately $57,000 was incurred for legal, accounting, transfer agent and other related costs, related to this tender offer. In addition, during January and February 2001, the Company acquired from non-affiliate stockholders 33,500 shares of its common stock at a price of $.25 per share.

The Company's business is concentrated from March to October. Therefore, the Company's accounts receivable, inventories and accounts payable are significantly higher as of May 31, 2001 compared to November 30, 2000 due to the seasonal nature of the Company's business.


The following is a summary of working capital and current ratio for the periods presented:

                                May 31, 2001                   November 30, 2000
                                ------------                   -----------------
         Working Capital         $3,023,527                        $3,757,121
         Current Ratio            1.35 to 1                         1.90 to 1

The Company's working capital decreased by $733,594 during the six months ended May 31, 2001 as compared to November 30, 2000 primarily as a result of the $562,228 net loss. Management believes that the present working capital is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditures for fiscal 2001. As of May 31, 2001, the Company and its subsidiary have an available line-of-credit of $5,000,000, an increase of $500,000 on the line-of-credit as of November 30, 2000. As of May 31, 2001, $1,370,000 is unused under the line of credit. The line of credit expires on December 31, 2002. The line-of-credit agreement limits the payment of dividends by CPS Distributors, Inc. and its subsidiaries ("CPS") to HIA, Inc. CPS is the wholly-owned subsidiary of HIA, Inc. The line-of-credit agreement also limits the payment of any expenses of HIA, Inc. by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact on HIA, Inc.'s ability to meet its cash needs as its cash needs are minimal. On June 12, 2001, the Company executed an amendment to the loan agreement with Wells Fargo Bank regarding a change in the debt covenants. The bank agreed to waive the minimum debt service covenant for the 1st and 2nd quarters of fiscal 2001 and decrease the covenant restriction's for the remainder of the term of the agreement.

The decrease in the current ratio as of May 31, 2001 as compared to November 30, 2000 is attributable to the increase in accounts payable of $2,940,108 and bank borrowings of $1,248,500 partially offset by the increase in accounts receivable of $1,577,947 and the increase in inventories of $1,964,232.

Income Taxes

As of May 31, 2001, the Company has recorded a current net deferred tax asset totaling $137,349 and has recorded a noncurrent net deferred tax asset totaling $67,728. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.

Results of Operations

Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000.

Net sales for the three months ended May 31, 2001 were down $637,108 as compared to May 31, 2000 primarily due to the inclement weather during the spring of 2001 as compared to the relatively drier and warmer spring weather experienced over the past few years. Contractors had to delay jobs until the ground defrosted and there was a period of relatively clear and dry weather patterns to begin their larger jobs.

Cost of Sales were down $392,055 for the three months ended May 31, 2001 as compared to the three months ended May 31, 2000. This decrease was relative to the decrease in sales for the same period in the prior year.

Gross profit was 29.1% during the three months ended May 31, 2001 as compared to 29.7% during the three months ended May 31, 2000.

Selling, general and administrative expenses for the three months ended May 31, 2001 is comparable to the same period in the prior year.

Other expenses increased by $38,084 for the three months ended May 31, 2001 as compared to the three months ended May 31, 2000 due to the decrease in interest income of $28,396 due to the more effective collection procedures for accounts receivable resulting in reduced delinquencies.

Net income decreased $191,456 for the three months ended May 31, 2001 as compared to the three months ended May 31, 2000 primarily due to the decrease in gross profit of $245,053 as a result of the overall decrease in sales for the same periods.

Six Months Ended May 31, 2001 Compared to Six Months Ended May 31, 2000.

Net sales for the six months ended May 31, 2001 were down $1,492,822 due to the inclement weather during the spring of 2001 as compared to the relatively drier and warmer spring weather experienced over the past few years. Contractors had to delay jobs until the ground defrosted and there was a period of relatively clear and dry weather patterns to begin their larger jobs.

Cost of Sales were down $1,164,430 for the six months ended May 31, 2001 as compared to May 31, 2000. This was relative to the decrease in sales for the same period.

Gross profit was 29.6% during the six months ended May 31, 2001 as compared to 28.8% during the six months ended May 31, 2000 primarily due to smaller more profitable purchases by the Company's customers for 2001.

Selling, general and administrative expenses increased by $381,077 during the six months ended May 31, 2001 as compared to May 31, 2000 primarily due to the addition of the southeast (Englewood, CO) branch (July 2000) which had operating expenses for the first six months of 2001 of $283,130. In addition there was an accrual of the estimated year end officers bonuses of $134,484 which was not accrued during the six month period ended May 31, 2000.

Other expenses increased by $50,677 primarily as a result of the increase of interest expense of $20,403 due primarily to the increase of the average loan balance by $886,205 ($3,337,040 for 2001 and $2,450,835 for 2000) offset partially by the decrease on interest paid on long-term notes. Miscellaneous income (expense) decreased by $30,635 during the six months ended May 31, 2001 as compared to May 31, 2000.

Net income decreased $674,146 for the six months ended May 31, 2001 as compared to the six months ended May 31, 2000 primarily due to the decrease in gross profit of $328,392 as a result of the overall decrease in sales for the same periods and an increase in selling, general and administrative expenses of $381,077.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate. A 10% increase in short-term interest rates on the note payable to bank of $3,630,000 would increase the Company's yearly interest expense by approximately $25,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.

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

                                                     HIA, INC.





Date:July 16, 2001                              /s/ Alan C. Bergold
                                                    Alan C. Bergold
                                                    Chief Financial Officer &
                                                    President