Form 10QSB
period 2001-08-31
HIA INC
filed 2001-10-15
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For Quarterly Period Ended August 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,191,125 shares of the Registrant's $.01 par value common stock were outstanding at August 31, 2001.

                                    HIA, INC.
                                      INDEX

Part I.  Financial Information

    Item 1.  Consolidated Financial Statements. . . . . . . . . . . . . . . 3
    Item 2.  Management's Discussion and Analysis or Financial Condition
             and Results of Operations . . . . . . . . . .  . . . . . . . .10

    Item 3.  Qualitative and Quantitative Disclosure about Market Risk . . 12


Part II.  Other Information

    Item 1.  Legal Proceedings . . . . . . . . . . . .. . . . . . . . . .  13

    Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . .  . 13

    Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . 13

    Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 13

    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 13

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .. 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .14

                                     Part 1.

Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets as of August 31, 2001
   and November 30, 2000. . . . . . . . . . . . . . . . . . . . . . . . .  4

   Consolidated Statements of Operations for the three and nine months ended August 31, 2001 and 2000 . . . . . . . . . . . . . . . . . .  . . 6

   Consolidated Statements of Cash Flows for the nine months
   ended August 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . .7

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .8


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

                                                        HIA, INC. AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2000 is based upon an audited balance sheet. All other information is unaudited.)

                                                                              August 31,              November 30,
                                                                                2001                     2000
                                                                                ----                     ----
ASSETS
Current Assets:
  Accounts receivable, net of allowance for
    doubtful accounts of $111,213 and $111,000                               $5,799,364                  $3,466,162
  Inventories                                                                 5,065,275                   4,264,444
  Other current assets                                                          209,317                     223,612
                                                                           ------------               -------------
Total current assets                                                         11,073,956                   7,954,218
                                                                           ------------               -------------

Property and equipment, at cost:
  Leasehold improvements                                                        288,743                     285,593
  Equipment                                                                   1,346,871                   1,307,959
                                                                            -----------                ------------
                                                                              1,635,614                   1,593,552
Less accumulated depreciation
     and amortization                                                         1,161,715                   1,008,955
                                                                            -----------                ------------

Net property and equipment                                                      473,899                     584,597

Other assets                                                                    216,880                     211,020
Goodwill, net of amortization                                                 1,188,913                   1,303,969
  of $345,168 and $230,112
Non-compete agreement, net of amortization
  of $33,750 and $22,500                                                        116,250                     127,500
                                                                            -----------               -------------

TOTAL ASSETS                                                                $13,069,898                 $10,181,304
                                                                            ===========               =============

The accompanying notes are an integral part of the consolidated financial statements.

                                                       HIA, INC. AND SUBSIDIARY

                                         CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 2000 is based upon an audited balance sheet. All other information is unaudited).

                                                                            August 31,                    November 30,
LIABILITIES                                                                    2001                           2000
                                                                               ----                           ----
Current Liabilities:
  Note payable to bank                                                     $3,210,000                      $2,381,500
  Current maturities of long-term obligations                                 464,240                         464,240
  Accounts payable                                                          2,738,481                         795,583
  Checks written in excess of deposits                                        166,194                         124,055
  Accrued expenses and other current liabilities                              637,837                         431,719
                                                                         ------------                   -------------

Total current liabilities                                                   7,216,752                       4,197,097
                                                                         ------------                   -------------

Long-term Obligations:
  Notes payable, less current maturities                                    1,247,166                      1,464,198
  Capital lease obligations, less current maturities                          178,737                        307,804
                                                                         ------------                   ------------
Total long-term obligations                                                 1,425,903                      1,772,002
                                                                         ------------                   ------------

TOTAL LIABILITIES                                                           8,642,655                      5,969,099
                                                                         ------------                  -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196 and 13,107,896; outstanding 10,191,125
  and 10,360,231                                                              131,082                        131,079
Additional paid-in capital                                                  3,109,268                      3,109,271
Retained earnings                                                           1,779,657                      1,465,591
                                                                          -----------                     ----------
                                                                            5,020,007                      4,705,941
Less treasury stock: 2,917,071 and
  2,747,665 shares at cost                                                   (592,764)                      (493,736)
                                                                          -----------                     ----------
Total stockholders' equity                                                  4,427,243                      4,212,205
                                                                          -----------                     ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                      $13,069,898                    $10,181,304
                                                                         ============                    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                        HIA, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            Nine Months Ended                     Three Months Ended
                                            -------------------                 --------------------
                                        Aug 31, 2001    Aug 31, 2000       Aug 31, 2001    Aug 31, 2000

Net sales                              $24,786,363      $25,242,939         $11,728,757      $10,692,512
Cost of sales                           17,555,394       17,916,035           8,364,016        7,560,228
                                     -------------     ------------        ------------     ------------
Gross profit                             7,230,969        7,326,904           3,364,741        3,132,284

Selling, general
 & administrative
 expenses                                6,496,365        6,305,800           2,226,230        2,416,742
                                      ------------       ----------        ------------      -----------


Operating income                           734,604        1,021,104           1,138,511          715,542

Other income (expense):
  Interest income                           68,929           72,560               3,892            7,884
  Interest expense                        (319,373)        (337,649)            (99,214)        (137,893)
  Misc. income                              35,952           27,436              39,151                -
                                     ------------       -----------        ------------      -----------
Total other expense                      (214,492)         (237,653)            (56,171)        (130,009)

Income before income
   tax expense                            520,112           783,451           1,082,340          585,533
Income tax expense                        206,046           280,000             206,046          194,000
                                     ------------       -----------        ------------      -----------

NET INCOME                               $314,066          $503,451            $876,294         $391,533
                                     ============       ===========        ============      ===========

Net income per share
  Basic                                   $   .03           $   .05             $   .09          $   .04
  Diluted                                 $   .03           $   .05             $   .09          $   .04

Weighted average common shares
  outstanding:
      Basic                            10,189,974        10,292,594          10,192,581       10,360,231
      Dilutive                         10,267,141        10,307,104          10,229,054       10,360,231

The accompanying notes are an integral part of the consolidated financial statements.

                                                       HIA, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Nine Months
Ended
Increase (Decrease) In Cash                                 August 31, 2001      August 31, 2000
                                                           ----------------      ---------------
OPERATING ACTIVITIES:
Net Income                                                     $314,066              $503,451
Adjustments to reconcile net income
   to net cash used  in operating activities:
      Depreciation and amortization                             279,066               372,076
      Changes in current assets and
         current liabilities:
       Accounts receivable                                   (2,333,202)           (1,386,408)
       Inventories                                             (800,831)           (2,881,248)
       Other current assets                                      14,295                    --
       Accounts payable                                       1,942,898             1,115,918
       Accrued expenses and other current liabilities           206,118               (54,197)
                                                         --------------        --------------
NET CASH USED IN
  OPERATING ACTIVITIES                                         (377,590)           (2,330,408)
                                                         --------------        --------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                           (42,062)             (101,777)
  (Increase) in other assets                                     (5,860)              (12,233)
                                                         ---------------       ---------------
NET CASH USED IN
  INVESTING ACTIVITIES                                          (47,922)             (114,010)
                                                         ---------------       ---------------

FINANCING ACTIVITIES:
  Proceeds from note payable to bank                          8,437,000             7,453,500
  Payments on borrowings on note payable to bank             (7,608,500)           (5,009,002)
  Repayments of long-term debt                                 (217,032)             (211,894)
  Payments on capital lease obligations                        (129,067)             (132,544)
  Increase in checks written in excess of deposits               42,139               211,731
  Purchase of treasury stock                                   (249,028)                   --
  Sale of treasury stock                                        150,000               111,510
                                                         ---------------       --------------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                        425,512             2,423,301
                                                         ---------------       --------------

NET DECREASE IN CASH                                                 --               (21,117)

CASH, BEGINNING OF PERIOD                                            --                21,117
                                                         ---------------       --------------

CASH, END OF PERIOD                                           $      --               $     -
                                                         ===============       ==============

The accompanying notes are an integral part of the consolidated financial statements

                                                       HIA, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis for Presentation
         -----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended August 31, 2001 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-KSB for the year ended November 30, 2000 filed with the Securities and Exchange Commission on February 16, 2001.

B.       Fulfillment Costs
         -----------------

Included in selling, general and administrative expenses are fulfillment costs, which consist of the cost of operating and staffing each branch location. Such costs include those attributable to receiving, inspecting and warehousing inventories. Fulfillment costs amounted to approximately $1,803,740 and $1,688,581 for the nine months ended August 31, 2001 and August 31, 2000.

C.       Net Income Per Common Share
         ----------------------------

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (10,189,974 and 10,292,594 for the nine months ended August 31, 2001 and 2000 and 10,192,581 and 10,360,231 for the three months ended August 31, 2001 and 2000). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

During the nine and three months ended August 31, 2001, 77,167 and 36,473 shares of outstanding stock options were included for purposes of calculating diluted weighted average shares outstanding and 1,132,833 and 1,173,527 shares of outstanding stock options were excluded for purposes of calculating diluted weighted average shares outstanding. During the nine months ended August 31, 2000, 19,756 shares of outstanding stock options were included for purposes of calculating diluted weighted average shares outstanding and 580,244 shares of outstanding stock options were excluded for purposes of calculating diluted weighted average shares outstanding. 600,000 outstanding stock options during the three months ended August 31, 2000 were not considered for purposes of calculating diluted weighted average shares outstanding as the strike price of the options exceeded the average market price of the Company's common stock during the respective periods.

D.       Comprehensive Income
         --------------------

Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders' equity, except for those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The Company had no components of comprehensive income except for net income for the three and nine months ended August 31, 2001 and 2000.

E.       Stockholders' Equity
         --------------------

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

During January and February 2001, the Company acquired from non-affiliate stockholders 33,500 shares of its common stock at a price of $.25 per share. During July 2001, the Company acquired from non-affiliate stockholders 2,950 shares of its common stock at a price of $.25 per share.

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

F.       Recent Accounting Pronouncements
         --------------------------------

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

In June 2001, the FASB finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This Statement is effective December 1, 2002 for the Company. The Company is evaluating whether or not the adoption of these Statements will have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 require the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

G.       Supplemental Disclosure of Cash Flow Information
         -------------------------------------------------

Cash payments for interest were $319,373 and $337,649 for the nine months ended August 31, 2001 and 2000. Cash payments for income taxes were $229,000 and $322,923 for the nine months ended August 31, 2001 and 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The net cash used in operating activities decreased by $1,952,818 for the nine months ended August 31, 2001 as compared to the same period last year primarily due to the decrease in inventories of $2,080,417, an increase in accounts payable of $826,980 and an increase in accrued expenses and other current liabilities of $260,315 partially offset by the increase in accounts receivable of $946,794 and net income of $314,066. The decrease in inventories were primarily due to increased levels of inventory control made possible by the successful implementation of the new computer system installed in February 2000 and reduced shipments from vendors on "early order" programs (manufacturer's early shipment dating programs). The increase in accounts payable was primarily due to the extension in payment terms of early order shipments from vendors. The increase in accrued expenses and other current liabilities was primarily due to the increase in rebates payable to customers of $94,593 and an increase in profit sharing contributions of $32,674. The increase in accounts receivables were primarily due to the increase of receivables classified in current to 60 days past due categories. The increase is a result of a general economic slowdown which creates a tendency for customers to delay payments to vendors. However, there was a slight improvement in the 90+-day category of aged receivables when comparing August 31, 2001 to August 31, 2000. Also, accounts receivable increased slightly compared to the comparable prior period as sales for the three months ended August 31, 2001 increased by approximately $1,036,000 (see further discussion at Results of Operations).

The decrease in the net income of $189,385 was primarily as a result of the increase of selling, general and administrative (SG&A) expense of $190,565. The increase in SG&A expense was primarily due to the additional expenses incurred by the southeast Denver branch of $126,900 which opened in July 2000 for the nine months ended August 31, 2001 as compared to August 31, 2000.

The net cash used in investing activities decreased by $66,088 primarily as a result of the decrease in purchases of fixed assets for the nine months ended August 31, 2001 as compared to the similar nine months in the prior year.

The net decrease in cash provided by financing activities of $1,997,789 was due primarily as a result of the decrease in net borrowings from the bank note payable of $1,615,998, the purchase of treasury stock during the nine months ended August 31, 2001 of $249,028 and the decrease in checks written against future deposits of $169,592. The decrease in net borrowings on the bank note payable was primarily attributable to the increase in accounts payables and decrease in inventories, offset partially by the increase in accounts receivable as compared to the nine months ended August 31, 2000. The purchase of treasury stock was a result of the tender offer sent to all its shareholders on October 31, 2000 for up to 3,000,000 shares of its common stock for a purchase price of $.25 per share. The offer expired on December 15, 2000 and on January 4, 2001, a total of 732,956 shares of common stock were tendered for a total purchase price of $183,239. A total of approximately $57,000 was incurred for legal, accounting, transfer agent and other related costs, related to this tender offer. In addition, during the first nine months of fiscal 2001, the Company acquired from non-affiliate stockholders 36,450 shares of its common stock at a price of $.25 per share.

The Company's business is concentrated from March to October. Therefore, the Company's accounts receivable, inventories and accounts payable are significantly higher as of August 31, 2001 compared to November 30, 2000 due to the seasonal nature of the Company's business.

The following is a summary of working capital and current ratio for the periods presented:

                                      August 31, 2001          November 30, 2000
                                      ---------------          -----------------
         Working Capital                $3,857,204                  $3,757,121
         Current Ratio                   1.53 to 1                   1.90 to 1

The Company's working capital increased by $100,083 during the nine months ended August 31, 2001 as compared to November 30, 2000. Management believes that the present working capital is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditures for fiscal 2001. As of August 31, 2001, the Company and its subsidiary have an available line-of-credit of $5,000,000, an increase of $500,000 on the line-of-credit as of November 30, 2000. As of August 31, 2001, $1,790,000 is unused under the line of credit. The line of credit expires on December 31, 2002. The line-of-credit agreement limits the payment of dividends by CPS Distributors, inc. and its subsidiaries ("CPS") to HIA, Inc. CPS is the wholly-owned subsidiary of HIA, Inc. The line-of-credit agreement also limits the payment of any expenses of HIA, Inc. by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact on HIA, Inc.'s ability to meet its cash needs as its cash needs are minimal. On June 12, 2001, the Company executed an amendment to the loan agreement with Wells Fargo Bank regarding a change in the debt covenants. The bank agreed to waive the minimum debt service covenant for the 1st and 2nd quarters of fiscal 2001 and decrease the covenant restrictions for the remainder of the term of the agreement. As of August 31, 2001, the Company was in compliance with its debt covenants.

The decrease in the current ratio as of August 31, 2001 as compared to November 30, 2000 is attributable to the increase in accounts payable of $1,942,898 and bank borrowings of $828,500 partially offset by the increase in accounts receivable of $2,333,202 and the increase in inventories of $800,831.

Income Taxes

As of August 31, 2001, the Company has recorded a current net deferred tax asset totaling $137,349 and has recorded a noncurrent net deferred tax asset totaling $67,728. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.

Results of Operations

Three Months Ended August 31, 2001 Compared to Three Months Ended August 31,
2000.

Net sales for the three  months  ended  August 31,  2001 were up  $1,036,245  as compared to August 31, 2000 primarily due to the general decrease in construction activity the first two quarters of 2001 which was partially offset by the completion of jobs in the third quarter delayed due to the wet spring of 2001.

Cost of Sales was up $803,788 for the three months ended August 31, 2001 as compared to the three months ended August 31, 2000. This increase was relative to the increase in sales for the same period in the prior year.

Gross profit was 28.69% during the three months ended August 31, 2001 as compared to 29.29% during the three months ended August 31, 2000.

Selling, general and administrative expenses were down $190,512 for the three months ended August 31, 2001 as compared to the three months ended August 31, 2000 primarily due to cost containment measures initiated in the third quarter effecting various areas of expenses.

Other expenses decreased by $73,838 for the three months ended August 31, 2001 as compared to the three months ended August 31, 2000 primarily due to the decrease in interest expense of $38,679 and the increase of miscellaneous income of $39,151. The decrease in interest expense was primarily due to the decrease in the prime lending rate paid on the line-of-credit to the bank and the decreased interest cost on amortized long-term notes payable and capital lease obligations.

Net income increased $484,761 for the three months ended August 31, 2001 as compared to the three months ended August 31, 2000 primarily due to the increase in gross profit of $232,457 as a result of the overall increase in sales for the same periods, a decrease in selling, general and administrative expenses of $190,512 and a decrease in other expense of $73,838.

Nine Months Ended August 31, 2001 Compared to Nine Months Ended August 31, 2000.

Net sales were down $456,576 for the nine months ended August 31, 2001 as compared to August 31, 2000. This was due to the inclement weather during the spring of 2001 as compared to the relatively drier and warmer spring weather experienced over the past few years. Contractors had to delay jobs until the ground defrosted and there was a period of relatively clear and dry weather patterns to begin their larger jobs.

Cost of Sales was down $360,641 for the nine months ended August 31, 2001 as compared to August 31, 2000. This was relative to the decrease in sales for the same period.

Gross profit was 29.17% during the nine months ended August 31, 2001 as compared to 29.03% during the nine months ended August 31, 2000.

Selling, general and administrative expenses increased by $190,565 during the nine months ended August 31, 2001 as compared to August 31, 2000 primarily due to the addition of the southeast Denver (Englewood, CO) branch that had additional operating expenses for the first nine months of 2001 of $126,900 opened July 2000.

Other expenses decreased by $23,161 primarily as a result of the decrease in interest expense of $18,276. The decrease in interest expense was due to the decrease in the average weighted interest rate of 5.79% in 2001 (6.76% for 2000) applied to the average loan balance of $3,309,683 in 2001 ($2,691,696 for 2000) coupled with the decrease in interest paid on long-term notes payable and capital lease obligations of $9,931 for the nine months ended August 31, 2001 as compared to August 31, 2000.

Net income decreased $189,385 for the nine months ended August 31, 2001 as compared to the nine months ended August 31, 2000 primarily due to the decrease in gross profit of $95,935 as a result of the overall decrease in sales for the same periods and an increase in selling, general and administrative expenses of $190,565 and a decrease in income tax expense of $73,954.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate. A 10% increase in short-term interest rates on the note payable to bank of $3,210,000 would increase the Company's yearly interest expense by approximately $18,618, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.

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

                                                      HIA, INC.





Date:October 15, 2001                           /s/ Alan C. Bergold
                                                    Alan C. Bergold
                                                    Chief Financial Officer &
                                                    President