Form 10KSB
period 2001-11-30
HIA INC
filed 2002-02-28
CIK 318189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-K
                            Annual Report Pursuant to
                           Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

         For the
   fiscal year ended                                          Commission File
   November 30, 2001                                              #09-9599

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

                          Common Stock, Par Value $.01
                          ----------------------------
                                (Title of Class)

The check mark below indicates whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or reports), and (2) has been subject to such filing requirements for the past ninety days.

                  YES      X                         NO
                      ----------                        ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

The Issuer had net sales of $31,270,000 for the fiscal year ended November 30, 2001.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of January 10, 2002 was $801,765 based on market value of stock as compiled by finance.yahoo.com.

The number of shares of the only class of Common Stock of the Issuer outstanding as of January 10, 2002 was 10,281,526.

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

(b) Narrative Description of Business

     General (Y) The Company acquired CPS, a one hundred-year-old company based in Denver, Colorado, in February 1984. CPS serves customers in the Rocky Mountain region in five states consisting of Colorado, Wyoming, New Mexico, Kansas and Nebraska. CPS carries a variety of brand name products, including pumps and water systems, water conditioning equipment, pump and well accessories, pipe valves and fittings and sprinkler system equipment. The Company's net sales for industrial, commercial and residential pumps and turf irrigation equipment represented approximately 14% and 86%, respectively, of net sales for 2001, approximately 10% and 90%, respectively, of net sales for 2000 and 12% and 88%, respectively, of net sales for 1999.

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

     The Company filed the necessary Schedule TO and related documents with the SEC on October 27, 2000. A revision was filed on November 6, 2000 and the final amendment was filed on January 4, 2001. The offer expired on December 15, 2000. 732,456 shares of common stock were tendered for a total purchase prices of $183,114. A total of $56,677 was incurred for legal, accounting, transfer agent and other related costs.

     Marketing - CPS's line of products has changed in response to the supply and demand forces of the marketplace. The management of CPS believes that its two divisions (i.e., turf and irrigation equipment and industrial, commercial and residential pumps and equipment) reduce the cyclicality of sales and earnings that would otherwise be affected by product line shifts caused by economic and demographic changes; however, the Company is subject to the ups and downs of the overall construction activity in the Rocky Mountain region. The Company purchases approximately 25% and 19% of its products volume from two manufacturers. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

     CPS's sales and service engineers provide technical support to assist customers in developing a system specifically tailored to the customers' needs.

     Customer Base and Seasonality (Y) CPS's customers include contractors, dealers and municipalities with the majority of sales derived from contractors. The Company believes neither its aggregate sales nor those of any of its business units are concentrated in or materially dependent upon any single customer or small group of customers.

     Quotation activity is especially intense in the winter and spring months (December to April) when contracts are reviewed and eventually awarded for spring or summer construction. Since approximately 86% of CPS's business is composed of turf and irrigation products, its sales are concentrated from March to October and are therefore seasonal in nature.

     Competition - The Company operates in a highly competitive market. Manufacturers have abandoned the exclusive relationships with their distributors. As a result, the Company is competing with other wholesalers of the same products.

     Most manufacturers have also abandoned prices based on volume buying and have gone to a pricing system based on a percentage of purchases over the previous years' business. This change allows smaller wholesalers to buy at the same price levels as the larger wholesalers. Therefore, a mid-to-large sized wholesalers, such as CPS, no longer has a price advantage to cover the higher operating costs of a larger operation.

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

     Each territory salesperson receives a draw against commission. Commission is determined as a percentage of the gross profit generated from sales to the accounts in the sales representative's territory. Sales quotas are established for each area. Additional remunerative incentives are created for meeting or exceeding assigned quotas.

     CPS emphasizes customer service, convenient availability of products and knowledge of the industry. However, pricing, currently an important factor, is expected to continue in importance because the competition can provide the same products and warranties.

     CPS has seven major competitors in its market area for turf and irrigation equipment and six major competitors in its market area for industrial, commercial and residential pumps and equipment. It is estimated by management that CPS has over 15% of the total market in Colorado for residential pumps and over 38% of the total market in Colorado for turf and irrigation equipment. Some of CPS's competitors have financial resources greater than CPS.

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

     Employees (Y) At November 30, 2001, the Company employed 89 persons, of which 23 were warehouse and branch counter employees and 66 were sales and administrative employees. The Company considers its employee relations to be good. None of the Company's employees is covered by union contracts or collective bargaining agreements.

     The Company uses computer resources for its order entry, inventory, payroll and accounting function.


Item 2. Properties

     The Company's leased facilities in Denver, Colorado are comprised of an aggregate of 32,265 square feet of offices and warehouse on 166,000 square feet of land. This building serves as the main warehouse of CPS and the executive offices of the Company. The lease has a ten-year term, beginning March 1995, with monthly rent at $9,500 for the first five years, after which the monthly rent is adjusted by the percentage increase in the Consumer Price Index. The Company has an option to purchase the related property at the end of the initial ten-year term at a price approximating the market value at that time, subject to certain conditions. The Company also has two five-year options to extend the lease term, one at the beginning of the eleventh year and one at the beginning of the 16th year. The Company is to pay for all taxes, insurance and maintenance on the property.

     The Company sold its property in Casper, Wyoming, which consisted of 6,159 square feet of office/warehouse space on 33,600 square feet of land in a private transaction with an unrelated third party. The sale took place on September 18, 2001. The property was sold for $58,000 less commissions and related costs of $5,131. The Company executed a contract for deed with the buyer which called for payment of $53,000 ($5,000 paid down at closing) amortized over 15 years at an interest rate of 8.75% per annum, principal and interest payments made monthly. The Company recorded a capital gain on the sale of $1,956.

     The Company leased a new warehouse facility in Casper, Wyoming on February 18, 2000 with 14,544 square feet of office/warehouse space situated on 2.65 acres of land.

     The Company also leases 9,954 square feet of office/warehouse space on 21,781 square feet of land in Colorado Springs, Colorado; 4,100 square feet of office and warehouse space on 14,000 square feet of land in Fort Collins, Colorado; 10,000 square feet of office and warehouse space in Thornton, Colorado; 10,000 square feet of office and warehouse space in Littleton, Colorado; 13,400 square feet of warehouse/office space in Englewood, Colorado; 9,120 square feet of office and warehouse space in Cheyenne, Wyoming and 6,400 square feet of office and warehouse space in Broomfield, Colorado.

     On May 25, 1999, CPS acquired Western Pipe Supply Company (WPS) in Longmont, Colorado and contracted with the former owner to lease its existing two facilities. One warehouse facility is located in Boulder, Colorado consisting of 8,000 square feet of office and warehouse space situated on 1.8 acres of land. The main warehouse facility is located in Longmont, Colorado consisting of 14,340 square feet of warehouse and office space situated on 3.9 acres of land. Both facilities utilize the available land for outside storage and customer pickup of pipe and accessories. Both leases are for a five-year period with an option to renew the lease for another five years.

     The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative facilities should its requirements change.


Item 3. Legal Proceedings

     As part of its ordinary course of business, the Company is involved in certain litigious activities from time to time. No litigation exists at November 30, 2001 or to the date of this report that management or its legal counsel believe will have a material impact on the financial position or operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

    There were no matters submitted to a shareholder vote during the fiscal year ended November 30, 2001.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Security Holders
Matters
-------------------------------------------------------------------------------

     The principal market on which HIA's common stock is traded is the over-the-counter market. Although at least one market maker continues to quote prices for HIA's common stock, the Company is not aware of any established public trading market for HIA's common stock since June 6, 1986.

     The following table sets forth the high and low closing bid quotations for the common stock for the fiscal years ended November 30, 2001 and 2000. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

          Fiscal year ended November 30, 2001                                        Bid Quotations
          ------------------------------------------------------------- -----------------------------------------
                                                                               High                  Low
                                                                        -------------------- --------------------
          First Quarter                                                             .38                  .19
          Second Quarter                                                            .25                  .22
          Third Quarter                                                             .26                  .22
          Fourth Quarter                                                            .30                  .20

          Fiscal year ended November 30, 2000                                        Bid Quotations
          ------------------------------------------------------------- -----------------------------------------
                                                                               High                  Low
                                                                        -------------------- --------------------
          First Quarter                                                             .30                  .25
          Second Quarter                                                            .40                  .156
          Third Quarter                                                             .21                  .156
          Fourth Quarter                                                            .21                  .13


     The approximate number of holders of record of HIA's common stock as of November 30, 2001 was 1,650.

     The Company has never declared any dividends with respect to HIA's common stock. The Company has not in the past and is currently restricted from paying cash dividends under its existing line-of-credit agreement.

     During fiscal 2001, 2000 and 1999, the Company issued 600,000 shares, 600,000 shares and 300,000 shares from treasury to its executive officers for cash proceeds of $150,000, $111,000 and $67,000 in conjunction with their exercise of options previously granted. During the year ended November 30, 1999, the officers of the Company purchased 185,287 shares from the Company's treasury at $0.16 per share for gross proceeds of $31,000. All of the foregoing shares were sold in reliance upon exemptions afforded by Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Forward Looking Statements

     Statements made in this Form 10-K that are historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
     Section 27A of the Securities Act of 1933 ("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgements as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


Item 6.     Selected Financial Data

The following table sets forth selected consolidated financial data for each of the Company's last five fiscal years:

                                                                     Years Ended November 30,
                                                                     ------------------------
                               2001                  2000                 1999*                 1998                  1997
                            ---------             ----------           ----------            ----------             -----------

Net Sales                    $31,270,000         $32,141,000          $26,133,000           $18,786,000            $17,016,000

Net Income                   $   365,000         $   378,000          $   488,000           $   418,000            $   418,000

Net Income
     Per Common
     Share                   $       .04         $       .04          $       .05           $       .04            $       .05

Cash Dividend Per                      -                   -                    -                     -                      -
     Common Share

* During 1999, the company purchased Western Pipe Supply Company (WPS). Refer to item 1 (b)

AT YEAR END

Total Assets                 $ 9,320,000         $10,181,000          $ 9,305,000           $ 4,609,000           $ 5,033,000

Long-Term                    $ 1,282,000         $ 1,772,000          $ 2,106,000           $   287,000                 - 0 -
     Obligations

The following table sets forth selected unaudited consolidated financial data for each of the Company's last eight fiscal quarters:

                                                                         2001
                                                                         ----
                                    Nov. 30, 2001        Aug. 31, 2001        May 31, 2001        Feb. 28, 2001
                                    -------------        -------------        ------------        -------------

Net Sales                         $ 6,483,000             $11,729,000          $ 9,285,000        $ 3,773,000

Gross Profit                      $ 2,440,000             $ 3,365,000          $ 2,705,000        $ 1,162,000

Net Income (loss)                 $    52,000             $   876,000          $   471,000        $(1,034,000)
                                  -----------             -----------          -----------        ------------

Income (Loss)                     $       .01             $       .09          $       .05        $      (.10)
     Per share

                                                                         2000
                                                                         ----
                                  Nov. 30, 2000        Aug. 31, 2000        May 31, 2000        Feb. 28, 2000
                                  -------------        -------------        ------------        -------------

Net Sales                         $ 6,898,000           $10,693,000          $ 9,922,000         $ 4,628,000

Gross Profit                      $ 2,064,000           $ 3,132,000          $ 2,950,000         $ 1,245,000

Net Income (loss)                 $  (126,000)          $   392,000          $   663,000         $  (551,000)
                                  -----------             -----------          -----------        ------------


Income (Loss)                     $      (.01)          $       .04          $       .06         $      (.05)
     Per share


Item 7. Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

     For the year ended November 31, 2001, the Company's net income was $365,000 compared to $378,000 for the year ended November 30, 2000. Net income decreased by $13,000 as compared to the prior year primarily as a result of the decrease in operating income of $199,000 substantially offset by the increase in other income of $156,000 (including a reduction in interest expense of $67,000) and the decrease in income tax expense of $30,000. During the year ended November 30, 2001, the Company provided $1,127,000 in cash from operations compared to $527,000 used in operations during the year ended November 30, 2000.

The decrease in inventories of $480,000 in 2001 as compared to an increase of $905,000 in 2000 was attributable to the efficiencies of utilization of the new computer system installed in March of 1999 and management's response to reduced sales volumes in early spring of 2001 which prompted management to reduce large stock orders from manufacturers in anticipation of a "flat" sales year. The decrease in accounts payable in 2001 of $319,000 as compared to a decrease of $147,000 in 2000 was primarily attributable to the decrease in purchases of merchandise inventory at the end of 2001 together with the increase in rebates from manufacturers in 2001 of $51,000 which further reduced accounts payable at year end. The increase in accounts receivable in 2001 of $21,000 as compared to an increase in 2000 of $154,000 was primarily due to better credit management with the hiring of a full time credit manager in April 2000. The increase in other current liabilities of $72,000 in 2001 as compared to the decrease of $9,000 in 2000 was primarily attributable to the increase in compensation payable at the end of 2001 by $70,000.

Net cash used for investing activities decreased by $106,000 in 2001 as compared to a decrease of $1,257,000 in 2000. The change was attributable to a $49,000 decrease in purchases of property plant and equipment in 2001 as compared to 2000 and a decrease of $57,000 for the purchases of other assets.

Net cash used in financing activities increased by $1,738,000 in 2001 as compared to a decrease of $749,000 in 2000 primarily as a result of a decrease in net borrowings on the line of credit with the bank of $1,725,000. The decrease was due principally to the decrease in cash provided by inventories of a $1,337,000 change from 2000 to 2001.

During 2001, the Company issued 600,000 shares of treasury stock at $.25 per share for cash proceeds of $150,000 pursuant to stock options granted to the officers in 1999. In early 2001, the Company purchased 732,456 shares of common stock pursuant to the tender offer proffered to all shareholders on October 31, 2000 for a total purchase price of $183,114. An additional $56,677 was paid for legal and stock transfer fees for the tender offer. The Company purchased an additional 101,550 shares during 2001 from non-affiliates at an average price of $.276 per share.

For the year ended November 30, 2000, the Company's net income was $378,000 compared to $488,000 for the year ended November 30, 1999. Net income decreased by $110,000 as compared to the prior year primarily as a result of the increase in interest expense of $259,000 partially offset by the increase in operating income of $146,000. During the year ended November 30, 2000, the Company used $527,000 in cash from operations compared to $7,000 in cash used in operations during the year ended November 30, 1999.

The increase in inventories of $905,000 in 2000 as compared to 1999 was attributable to the change in the method of stocking inventory at the branch operations of the Company. In early 2000, management decided that operational efficiencies would be realized and sales would be increased if the branch operations stock a larger share of the stocking inventory as compared to the hub-and-spoke method of inventory distribution utilized in the past, whereby larger quantities of inventory were kept at the central location and less at the branch level. Management contemplated the overall increase in inventory at the time the decision was made, and expected that after a full year of operations, inventory levels would begin to decrease (assuming the same volume of sales) as the central distribution center adjusted its inventory levels to accommodate the change in inventory procedures.

Deferred income taxes decreased by $118,000 primarily as the result of the utilization of net operating losses acquired from the WPS purchase. The decrease in both accounts payable and checks written against future deposits of $283,000 as compared to the prior year was primarily due to the precipitous drop in inventory stocking volume (over $1.4 million) during the last 60 days of the fiscal year 2000 in order to reach the projected inventory levels to coincide with the Company's cash flow budget. All payables are normally paid within a 30-day period from date of invoice.

The decrease in other current liabilities which includes accrued payroll and bonuses, income taxes payable and other current liabilities of $240,000 was primarily attributable to the overall decreases in accrued income taxes at fiscal year end 2000 due to the fact that the Company's estimated tax payments made during the year slightly exceeded the liability at November 30, 2000.

Investing and financing activities were directly effected by the purchase of WPS on May 25, 1999. The Company financed the business acquisition with a $1,177,000 subordinated promissory note with the seller and $1,379,000 in cash.

Net borrowings on the line-of-credit increased by $1,599,000 primarily to finance the increases in inventories for fiscal year 2000. The Company had no proceeds from long-term debt in fiscal 2000 as compared to the prior year when the Company entered into a $1,000,000 five-year term note payable during May 1999 to partially fund its business acquisition. Payments on long-term debt and capital lease obligations increased by $212,000 during fiscal 2000 due to the additional loans executed as a result of the purchase of WPS in May 1999, and the purchase of $216,000 and $162,000 in equipment during fiscal 2000 and 1999 through capital lease obligations.

During fiscal 2000, the Company issued 600,000 shares of treasury stock at $0.1859 per share to its officers for cash proceeds of $112,000 pursuant to stock options granted to the officers in 1998. During fiscal 1999, the Company issued 485,287 shares from treasury at $.20 per share to its officers for cash proceeds of $97,000. During fiscal 1999, the Company acquired from non-affiliate stockholders 119,239 shares of its common stock at $.15 to $.20 per share for a total cost of $22,000.

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

The Company filed the necessary Schedule TO and related documents with the SEC on October 27, 2000. A revision was filed on November 6, 2000 and the final amendment was filed on January 4, 2001. The offer expired on December 15, 2000. A total of 732,456 shares of common stock were tendered for a total purchase prices of $183,000. A total of $57,000 was incurred for legal, accounting, transfer agent and other related costs.

Given the amount of stock that was ultimately acquired through the tender offer, the Company increased its line of credit to a maximum of $5,000,000 on December 12, 2001, but did not enter into a term note as was expected.

    The following is a two-year summary of working capital and current ratios:

                                      2001                        2000
                                      ----                        ----

        Working Capital             $3,862,000                $3,757,000

        Current Ratios               2.07 to 1                1.89 to 1

The increase in the current ratio in 2001 was primarily due to the decreased levels of inventories carried at November 30, 2001 as compared to November 30, 2000.

The decrease in the current ratio in 2000 was primarily due to the increased levels of inventories carried at November 30, 2000 as compared to November 30, 1999.

As of November 30, 2001, the Company and its subsidiary had an available line-of-credit totaling $5,000,000 of which $3,185,000 was available and unused. The line of credit expires on December 31, 2002 however, management believes that they will have the opportunity to renew upon expiration.

Management believes that the present working capital as well as its available line-of-credit is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditure for fiscal 2002.

Results of Operations

Comparison Fiscal 2001 vs. Fiscal 2000

Net sales were down $871,000 primarily as a result of the inclement weather in early spring which delayed contractors on beginning jobs for at least a month. This work was not able to be made up by the end of the year by the contractors. Cost of sales decreased by $1,152,000 due to adjustments to pricing on specific lines of inventory, lower sales volume, better pricing from vendors and reduced inventory shrinkage due to better inventory control in 2001 by $194,000. Due to the reduction of cost of sales the gross profit percentage increased by 1.7% 30.9% in 2001 versus 29.2% in 2000).

Selling, general and administrative expenses increased by $480,000 primarily due to the increase in payroll of $166,000 as a result of a buildup of staff for the first quarter of 2001 in anticipation of a robust sales year and the increase of truck leasing and maintenance of $149,000 due to the purchase of additional trucks for each branch location to better their ability to deliver merchandise to the customer on a timely basis (improved customer service). In addition, there was an increase of $102,000 in general expenses in 2001 for the Southeast Denver branch (opened April 2000).

Other income increased by $156,000 in 2001 as compared to the prior year primarily due to a decrease in interest expense of $67,000 which was a result of the decrease in the weighted average rate on bank borrowings from 9.5% to 7.4% (reduction of prime interest rate) and the reduced amount of interest paid on long term, amortized loans of $38,000. In addition, there was an increase of $55,000 in miscellaneous income primarily due to the sale of a limited partnership at the end of 2000 for a recorded loss of $46,000.

The weighted-average interest rates on bank borrowings were 7.4% and 9.5% for 2001 and 2000, respectively. The weighted-average bank borrowing balance outstanding of $3,095,000 for 2001 increased by $365,000 compared to 2000.

Net Income decreased by $13,000.

Income Taxes

     At November 30, 2001, the Company has recorded a current net deferred tax asset totaling $151,000 and has recorded a noncurrent net deferred tax asset totaling $36,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets. See Note 7 to the Company's Consolidated Financial Statements.

     The Company's effective tax rate for the year ended November 30, 2001 of approximately 46% differs from the Company's blended Federal and State tax rate of 37% due primarily to the non-deductible nature of the amortization of goodwill for tax purposes and other non-deductible items which is consistent with prior years.


Comparison Fiscal 2000 vs. Fiscal 1999

     Net sales were up $6,008,000 primarily as a result of a four percent increase in the sale price of merchandise, the additional sales generated by WPS for the first six months of 2000 of $3,159,000, and the effect of the general increase in business activity in the Rocky Mountain Region. Cost of sales increased by $4,409,000 which increase was generally in proportion to the increase in sales with the exception of a general decrease in gross margins due to competitive bidding in the Company's general market territories. Gross profit percent decreased by .6% (29.2% in 2000 versus 29.8% in 1999) primarily due to competitive pricing.

     Selling, general and administrative expenses increased by $1,453,000 primarily due to the increase in payroll of $843,000 of which $312,000 was attributable to the WPS payroll for the first 6 months of 2000. The additional increase in payroll of $531,000 was due primarily to increase in pay to compensate essential employees in a tight labor market and the addition of salaries due to adding five key administrative positions and ten non-administrative positions. It was anticipated that these tight labor market conditions will continue for the next two to three years or until such time as the economic growth begins to flatten out in the Rocky Mountain region. In addition, rent increased by $218,000 primarily due to general cost-of-living increases and the addition of the new branch in Englewood, Colorado of $114,000. Data processing expense increased by $102,000 primarily as a result of the expenses associated with the changeover in computer systems during the last quarter of 1999 and the first quarter of 2000.

     Interest expense increased $259,000, primarily due to the first six month's interest in the amount of $80,000 for the two loans used to finance the WPS purchase in May of 1999 and the increase in interest due to the increase in the weighted average line-of-credit loan of $1,119,000 contributing an additional $153,000 in interest as a result (computed at 9.5% per annum).

     The weighted-average interest rates on bank borrowings were 9.5% and 7.5% for 2000 and 1999, respectively. The weighted-average bank borrowing balance, outstanding of $2,730,000 for 2000 increased by $1,611,000 compared to 1999.

     Net income for fiscal 2000 decreased by $110,000 primarily as a result of the additional interest expense of $259,000 partially offset by the net increase in the additional operating income of $146,000.

Income Taxes

     At November 30, 2000, the Company has recorded a current net deferred tax asset totaling $137,000 and has recorded a noncurrent net deferred tax asset totaling $68,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets. See Note 7 to the Company's Consolidated Financial Statements.

     The Company's effective tax rate for the year ended November 30, 2000 of approximately 47% differs from the Company's blended Federal and State tax rate of 37% due primarily to the non-deductible nature of the amortization of goodwill for tax purposes and other non-deductible items which is consistent with prior years.


Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company does not believe that the adoption of SFAS 141 will have a material effect on its financial position, results of operations, or cash flows. At this time, the Company cannot estimate the effect of Statement SFAS 142 on it's financial position, results of operations or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.
     Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.


Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

     The Company does not have material market risk on market risk sensitive instruments. It has no exposure to fluctuations in currency exchange rates or commodity prices. Its only interest rate risk arises from its bank line-of-credit.

     The Company's long-term debt consists of fixed rate loans and capital leases that are unaffected by interest rate fluctuations and have fair values approximately equal to their carrying values. It's operating line-of-credit bears interest at lender prime (5% at November 30, 2001). For the year ended November 30, 2001, the Company's total interest expense was $394,000. Assuming outstanding borrowings under the Company's revolving line-of-credit at the same levels that prevailed during fiscal 2001, a 10% decrease or increase in the prime rate prevailing at year-end 2001 (i.e., from 5% to 4.5% or 5.5%) would result in a decrease or increase of $39,400 in the Company's interest expense in fiscal 2002.

Item 8. Financial Statements

    The response to this item is submitted as a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception. On November 15, 2001 the Company dismissed BDO Seidman, LLP as its independent accountant and engaged Hein + Associates LLP as the principal accountant to audit the registrant's financial statements. The decision to change was approved by the Board of Directors. Form 8-K was filed regarding the change of auditors dated November 15, 2001.

                                    PART III

Item 10.    Directors and Executive Officers of the Company

    (a) Identification of Directors

          The list presented below sets forth the names and ages of all directors of the Company indicating all positions and offices with the Company held by each such person and his term of office as director and the period during which he has served as such.

          Name                     Age    Positions                               Director Since
          ----                    ----    ---------                            -----------------

          Carl J. Bentley           68    Chairman of the Board                       1994
                                          and Director

          Alan C. Bergold           53    President, Treasurer                        1981
                                          and Director

          Donald L. Champlin        50    Executive Vice President,                   1994
                                          Secretary and Director

    (b) Identification of Executive Officers

          The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such.

          Name                     Age    Positions                            Year  First Elected (1)
          ----                    ----    ---------                            -----------------------

        Carl J. Bentley             68    Chairman of the Board                          1996
                                          and Director                                   1994

        Alan C. Bergold             53    President, Treasurer                           1996
                                          and Director                                   1981

        Donald L. Champlin          50    Executive Vice President,                      1996
                                          Secretary
                                          and Director                                   1994

(1) All officers serve at the discretion of the Board of Directors.

(c) Business Experience

          The material presented below sets forth a brief account of the business experience during at least the past five years of each director, executive officer and significant employee.

          Carl J. Bentley, age 68, was appointed Chairman of the Board in October 1996. He joined the Company as General Manager of CPS in July 1985. In November 1986, he became President and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

          Alan C. Bergold, age 53, was appointed President in October 1996 and Executive Vice President of the Company in July 1983. He served as Vice President and Secretary of the Company from 1981 to 1983. Mr. Bergold has been a director of the Company since 1981.

          Donald L. Champlin, age 50, was appointed Executive Vice President in October 1996. He joined the Company as Pump Product Manager in October 1983. In February 1989, he became Vice President of Marketing and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.


(d) Involvement in Certain Legal Proceedings

        None.

(e) Promoters and Control Persons

        Not applicable.

(f)   Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2001 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2001, if any, and written representations furnished to the Company as to the absence of any requirement for the filing of Forms 5, the Company believes that its officers, directors and 10% beneficial owners have filed on a timely basis all required Forms 3, 4 and 5 under Section 16(a) of the Exchange Act due in or in respect of the 2001 fiscal year.

Item 11.    Executive Compensation

    Summary Compensation Table

          The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended November 30, 2001, 2000 and 1999 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:


                                         Annual Compensation                             Long-term Compensation

    Name and              Year                               Other      Restricted Securities
    Principal            Ended                              Annual         Stock   Underlying      LTIP          All Other
    Position            Nov. 30   Salary       Bonus     Compensation      Award   Options/SARs   Payouts       Compensation
    --------            -------   ------       -----     ------------      -----   ------------   -------       ------------
Carl J. Bentley           2001    $185,000    $ 96,723     $12,000          $   -    250,000      $   -          $6,720
   Chairman of the        2000     169,900      81,407           -              -    200,000          -           3,400
   Board                  1999     157,500      99,381           -              -    200,000          -               -



Alan C. Bergold           2001     182,500      96,723     $12,000              -    250,000          -         $16,876
   President              2000     167,400      81,407           -              -    200,000          -           8,700
                          1999     155,000      99,381           -              -    200,000          -               -


Donald L. Champlin        2001     182,500      96,723     $12,000              -    250,000          -         $18,708
   Executive              2000     167,400      81,407           -              -    200,000          -           9,800
   Vice-President         1999     155,000      99,381           -              -    200,000          -               -


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

       The Company has employment agreements as follows:

          Carl J. Bentley (1): $185,000 annual salary per year, adjusted for cost of living plus seven percent per annum base increase; plus eight and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of five years beginning May 31, 2001.

          Alan C. Bergold (1): $182,500 annual salary per year, adjusted for cost of living plus seven percent per annum base increase; plus eight and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of five years beginning May 31, 2001.

          Donald L. Champlin (1): $182,500 annual salary per year, adjusted for cost of living plus seven percent per annum base increase; plus eight and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of five years beginning May 31, 2001.

     (1) There is a provision for payment of one year's compensation as a result of the sale of all or substantially all of the Company's assets.

(b)   Option/SAR Grants in Last Fiscal Year

                                                           % of Total
                                  Number of               Options/SARs
                                  Securities               Granted to                                                   Grant
                                  Underlying                                             Market                         Date
                                Options/SARs                                         Price on Date      Expiration      Present
            Name                   Granted                                              of Grant            Date        Value
            ----                   -------                                              --------            ----        -----

                                                    Employees        Exercise
                                                    in Fiscal         or Base
                                                                      Price/
                                 Year ($ Share)
Carl J. Bentley                     250,000              21%           $   .20          $  .19            12/31/03      $.11
Alan C. Bergold                     250,000              21%               .20             .19            12/31/03      $.11
Donald L. Champlin                  250,000              21%               .20             .19            12/31/03      $.11

(c) Aggregated Option/SAR Exercises and Last Fiscal Year and Year-End Option/ SAR Values
     --------------------------------------------------------------------------

                                                                        Number of              Value of
                                                                         Securities           Unexercised
                                                                        Underlying           In-the-Money
                                                                       Unexercised              Options/
                                      Shares                           Options/SARs             SARs at
                                    Acquired           Value             at FY-end               FY-end
                  Name             on Exercise        Realized        (all exercisable)      (all exercisable)
         ---------------------     -----------       ----------       -----------------      -----------------

         Carl J. Bentley              200,000        $     50,000             250,000        $      50,000
         Alan C. Bergold              200,000              50,000             250,000               50,000
         Donald L. Champlin           200,000              50,000             250,000               50,000

         Refer to Note 8 to the Consolidated Financial Statements for description of Stock Option Plan.


Item 12.Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

          The following table shows the beneficial ownership of Common Stock by each person known by the Company to own beneficially more than 5 percent of the outstanding shares of its Common Stock. The Company has no other class of voting securities.

                                                   Common Stock

                    Name and Address of           Amount and Nature of               Percent
                    Beneficial Owner              Beneficial Ownership               of Class
---------------------------------------          ----------------------             ---------
           Carl J. Bentley                          2,166,153 (1)                       20.6%
           4275 Forest Street
           Denver, CO  80216

           Alan C. Bergold                          2,652,646 (1)                       25.2%
           4275 Forest Street
           Denver, CO  80216

           Donald L. Champlin                       2,239,797 (1)                       21.3%
           4275 Forest Street
           Denver, CO  80216

     (1) Includes 250,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2003.

  (b)   Security Ownership of Management

        The following table shows the equity securities beneficially owned by all directors of the Company and all directors and officers of the Company as a group.

(1) Directors

                                                   Common Stock

                    Name and Address of                   Amount and Nature of               Percent
                    Beneficial Owner                     Beneficial Ownership               of Class
---------------------------------------          -----------------------------             ---------

           Carl J. Bentley                                2,166,153 (1)                       20.6%
           4275 Forest Street
           Denver, CO  80216

           Alan C. Bergold                                2,652,646 (1)                       25.2%
           4275 Forest Street
           Denver, CO  80216

           Donald L. Champlin                             2,239,797 (1)                       21.3%
           4275 Forest Street
           Denver, CO  80216

(1) Includes 250,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2003.

(2) Directors and Officers as a Group

                                                          Amount and Nature of               Percent
                       Title of Class                    Beneficial Ownership               of Class
---------------------------------------          -----------------------------             ---------

                  Common Stock                            7,058,596 (1)                       64.0%
                  (par value $.01)

(1) Includes 750,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2003.

(c) Changes in Control
    ------------------

        None.

Item 13.    Certain Relationships and Related Transactions

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

          On July 18, 2001, the Board of Directors granted common stock options to ten middle and senior managers of the Company. The options totaled 460,000 shares of which 165,000 shares of options expired on December 31, 2001 if not subscribed by that date. The option price was $.30 per share. The remainder of the options were to be exercised no later than December 31, 2002. As of December 31, 2001, 105,000 shares were subscribed to by the managers which meant that the remaining 60,000 options expired as of that date. Three senior managers were given, as a bonus for 2001, an additional 16,667 shares (valued at $0.30 per share) which were granted on December 20, 2001 when the market price was $.21 per share.

(b) Certain Business Relationships
        None.

(c) Indebtedness of Management
        None.

(d) Transactions with Promoters
        Not applicable.

                                                       PART IV

Item 14.    Exhibits and Reports on Form 8-K

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

          3.1  Articles of Incorporation  (incorporated by reference to Exhibits
               3.1 and 3.2 to Form 10).

          3.2  By-laws  (incorporated  by  reference  to Exhibit 3.3 to the Form
               10).

          21   Subsidiary of the Company.

     (b) During the last quarter of the period covered by this report the Company filed a Current Report on Form 8-K dated November 15, 2001 reporting a change of accountants pursuant to Item 4 of that form.

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

                                    HIA, INC.



                                       By:/s/ Alan C. Bergold
                                         ---------------------------------------
                                         Alan C. Bergold, President,
                                         Treasurer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                        Title                 Date


/s/ Carl J. Bentley                          Chairman of the Board
---------------------------------------
Carl J. Bentley                              and Director


 /s/ Alan C. Bergold                         President,
---------------------------------------
Alan C. Bergold                              Treasurer and Director


 /s/ Donald L. Champlin                       Executive Vice
---------------------------------------
Donald L. Champlin                            President, Secretary
                                              and Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PAGE

Independent Auditor's Report...........................................F-2

Report of Independent Certified Public Accountants.....................F-3

     Financial Statements

       Consolidated Balance Sheets - November 30, 2001 and 2000........F-4

       Consolidated Statements of Income - For the Years Ended
       November 30, 2001, 2000 and 1999................................F-6

       Consolidated Statements of Stockholders' Equity - For the
       Years Ended November 30, 2001, 2000, and 1999...................F-7

       Consolidated Statements of Cash Flows - For the Years
       Ended November 30, 2001, 2000, and 1999.........................F-8

     Notes to Consolidated Financial Statements........................F-9

                          INDEPENDENT AUDITOR'S REPORT






Board of Directors
HIA, Inc. and Subsidiaires
Denver, Colorado


We have audited the accompanying consolidated balance sheet of HIA, Inc. and Subsidiaries (the "Company") as of November 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIA, Inc. and Subsidiaries as of November 30, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




HEIN + ASSOCIATES LLP
Denver, Colorado

January 21, 2002

Report of Independent Certified Public Accountants



To the Stockholders and Board of Directors
HIA, Inc. and Subsidiary
Denver, Colorado

We have audited the accompanying consolidated balance sheet of HIA, Inc. and subsidiary (the "Company") as of November 30, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended November 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIA, Inc. and subsidiary at November 30, 2000 and the results of their operations and their cash flows for the years ended November 30, 2000 and 1999 in conformity with generally accepted accounting principles.


                                                     /s/ BDO Seidman, LLP


Denver, Colorado
January 10, 2001

                           HIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                 NOVEMBER 30,
                                                                                      -----------------------------------
                                                                                      ----------------   ----------------
                                                                                           2001               2000
                                                                                   -------------------   ----------------

                                     ASSETS

CURRENT ASSETS:
    Cash                                                                              $       1,000      $           -
    Accounts receivable, net of allowance of $146,000 and $111,000, respectively          3,452,000          3,466,000
    Inventories                                                                           3,784,000          4,264,000
    Other current assets                                                                    204,000            224,000
                                                                                      -------------      -------------
             Total current assets                                                         7,441,000          7,954,000
PROPERTY AND EQUIPMENT:
    Leasehold improvements                                                                  289,000            286,000
    Equipment                                                                             1,347,000          1,308,000
                                                                                      -------------      -------------
                                                                                          1,636,000          1,594,000
    Less accumulated depreciation and amortization                                       (1,216,000)        (1,009,000)
                                                                                      -------------      -------------
             Net property and equipment                                                     420,000            585,000
OTHER ASSETS:
    Goodwill, net of accumulated amortization of $383,000 and $230,000                    1,151,000          1,304,000
    Deferred tax asset                                                                       36,000             68,000
    Non-compete agreement, net of accumulated amortization of $37,000 and $23,000           113,000            127,000
    Other                                                                                   159,000            143,000
                                                                                      -------------      -------------
             Total other assets                                                           1,459,000          1,642,000
                                                                                      -------------      -------------

TOTAL ASSETS                                                                          $   9,320,000      $  10,181,000
                                                                                      =============      =============

          See accompanying notes to consolidated financial statements.

                           HIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                                 NOVEMBER 30,
                                                                                       ----------------------------------
                                                                                       ---------------   ----------------
                                                                                            2001              2000
                                                                                       ---------------   ----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line-of-credit                                                                     $   1,815,000     $   2,381,000
    Current maturities of long-term debt                                                     298,000           290,000
    Current maturities of capital lease obligations                                          189,000           174,000
    Accounts payable                                                                         477,000           796,000
    Checks written against future deposits                                                   207,000           124,000
    Accrued payroll and bonuses                                                              354,000           301,000
    Income taxes payable                                                                      36,000                 -
    Other current liabilities                                                                203,000           131,000
                                                                                       -------------     -------------
             Total current liabilities                                                     3,579,000         4,197,000
LONG-TERM LIABILITIES:
    Long-term debt, less current maturities                                                1,165,000         1,464,000
    Capital lease obligations, less current maturities                                       117,000           308,000
                                                                                       -------------     -------------
             Total long-term liabilities                                                   1,282,000         1,772,000
                                                                                       -------------     -------------
             Total liabilities                                                             4,861,000         5,969,000
COMMITMENTS (Notes 6 and 9)
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 20,000,000 shares authorized; 13,108,196 and
         13,107,896 issued and 10,126,525 and 10,360,231 outstanding                         131,000           131,000
    Additional paid-in capital                                                             3,109,000         3,109,000
    Retained earnings                                                                      1,831,000         1,466,000
    Less treasury stock at cost; 2,981,671 and 2,747,665 shares                             (612,000)         (494,000)
                                                                                       -------------     -------------
             Total stockholders' equity                                                    4,459,000         4,212,000
                                                                                       -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   9,320,000     $  10,181,000
                                                                                       =============     =============

          See accompanying notes to consolidated financial statements.
                                       F-5

                           HIA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  2001              2000                1999
                                                             ----------------  ----------------   -----------------
                                                             ----------------  ----------------   -----------------

NET SALES                                                    $  31,270,000     $  32,141,000      $  26,133,000

COST OF SALES                                                   21,598,000        22,750,000         18,341,000
                                                             -------------     -------------      -------------

    Gross profit                                                 9,672,000         9,391,000          7,792,000

SELLING, GENERAL AND ADMINISTRATIVE                              8,748,000         8,268,000          6,815,000
                                                             -------------     -------------      -------------

OPERATING INCOME                                                   924,000         1,123,000            977,000

OTHER INCOME (EXPENSE):
    Interest income                                                 84,000            50,000             52,000
    Interest expense                                              (394,000)         (461,000)          (202,000)
    Miscellaneous income                                            56,000             1,000             36,000
                                                             -------------     -------------      -------------
         Total other expense                                      (254,000)         (410,000)          (114,000)
                                                             -------------     -------------      -------------
INCOME BEFORE INCOME TAXES                                         670,000           713,000            863,000

INCOME TAXES                                                       305,000           335,000            375,000
                                                             -------------     -------------      -------------

NET INCOME                                                   $     365,000     $     378,000      $     488,000
                                                             =============     =============      =============

NET INCOME PER COMMON SHARE:
    Basic                                                    $         .04     $         .04      $         .05
    Diluted                                                  $         .04     $         .04      $         .05

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                10,184,000        10,309,000          9,774,000
                                                             -------------     -------------      -------------

DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING              10,217,000        10,324,000          9,813,000
                                                             -------------     -------------      -------------

          See accompanying notes to consolidated financial statements.

                           HIA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Additional
                                                                                Paid-In          Retained
                                                    Common Stock                Capital          Earnings
                                           --------------------------------  --------------   ----------------
                                           --------------------------------
                                              Shares           Amount
                                           ------------   -----------------  --------------   ----------------
                                           ------------                      --------------   ----------------

Balance, December 1, 1998                    13,107,896  $     131,000       $ 3,109,000      $    600,000

    Acquisition of treasury stock                     -              -                 -                 -

    Issuance of shares held in treasury               -              -                 -                 -

    Net income                                        -              -                 -           488,000
                                            -----------     ----------         ---------        ----------

Balance, November 30, 1999                   13,107,896        131,000         3,109,000         1,088,000

    Issuance of shares held in treasury               -              -                 -                 -

    Net income                                        -              -                 -           378,000
                                            -----------     ----------         ---------        ----------

Balance, November 30, 2000                   13,107,896        131,000         3,109,000         1,466,000

    Issuance of common stock                        300              -                 -                 -

    Issuance of shares held in treasury               -              -                 -                 -

    Acquisition of treasury stock                     -              -                 -                 -

    Net income                                        -              -                 -           365,000
                                            -----------     ----------         ---------        ----------

Balance, November 30, 2001                   13,108,196  $     131,000       $ 3,109,000      $  1,831,000
                                            ===========  =============       ===========      ============

                                                                              Total
                                                                           Stockholders
                                                   Treasury Stock            Equity
                                           -----------------------------  -------------------
                                           -----------------------------
                                               Shares         Amount
                                           -------------- --------------  -------------------
                                           --------------                 -------------------

Balance, December 1, 1998                        3,713,713     $   (681,000)   $    3,159,000

    Acquisition of treasury stock                  119,239          (22,000)          (22,000)

    Issuance of shares held in treasury           (485,287)          97,000            97,000

    Net income                                           -                -           488,000
                                                ----------         ---------        ---------

Balance, November 30, 1999                       3,347,665         (606,000)        3,722,000

    Issuance of shares held in treasury           (600,000)         112,000           112,000

    Net income                                           -                -           378,000
                                                 ---------         --------         ---------

Balance, November 30, 2000                       2,747,665         (494,000)        4,212,000

    Issuance of common stock                             -                -                 -

    Issuance of shares held in treasury           (600,000)         150,000           150,000

    Acquisition of treasury stock                  834,006         (268,000)         (268,000)

    Net income                                           -                -           365,000
                                                ----------      ------------     ------------

Balance, November 30, 2001                       2,981,671     $   (612,000)   $    4,459,000
                                                ==========      ============    =============

          See accompanying notes to consolidated financial statements.
                                       F-7

                           HIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FOR THE YEARS ENDED NOVEMBER 30,
                                                                  -----------------------------------------------------
                                                                  -----------------------------------------------------
                                                                       2001              2000               1999
                                                                  ---------------   ----------------   ----------------
                                                                  ---------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $     365,000     $     378,000      $     488,000
    Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
           Depreciation and amortization                                374,000           396,000            347,000
           Gain on sale property                                         (2,000)                -                  -
           Loss on disposal of assets                                         -            46,000             94,000
           Allowance for doubtful accounts                               35,000                 -             10,000
           Allowance for inventory obsolescence                          48,000                 -                  -
           Deferred income taxes                                         18,000           118,000            (82,000)
           Changes in operating assets and liabilities, net
           of business combination:
               Accounts receivable                                      (21,000)         (154,000)          (862,000)
               Inventories                                              432,000          (905,000)           132,000
               Other current assets                                     (15,000)          (19,000)            35,000
               Accounts payable                                        (319,000)         (147,000)          (408,000)
               Other current liabilities                                161,000          (240,000)           239,000
                                                                  -------------     -------------      -------------
                 Net cash provided by (used in) operating
                      activities                                      1,076,000          (527,000)            (7,000)
                                                                  -------------     -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of WPS, net of cash acquired                                     -                 -         (1,379,000)
    Purchase of property and equipment                                  (42,000)          (91,000)           (44,000)
    Increase (decrease) in other assets                                  35,000           (73,000)             2,000
                                                                  -------------     -------------      -------------
         Net cash used in investing activities                           (7,000)         (164,000)        (1,421,000)
                                                                  -------------     -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line-of-credit                                     10,087,000         9,578,000          7,553,000
    Repayments on line-of-credit                                    (10,653,000)       (8,419,000)        (6,992,000)
    Proceeds on long-term debt                                                -                 -          1,000,000
    Repayments on long-term debt                                       (291,000)         (283,000)          (139,000)
    Repayments on capital lease obligations                            (176,000)         (182,000)          (114,000)
    Acquisitions of treasury stock                                     (268,000)                -            (23,000)
    Proceeds from sale of treasury stock                                150,000           112,000             97,000
    Increase (decrease) in checks written against future                 83,000          (136,000)            37,000
                                                                  -------------     -------------      -------------
    deposits
         Net cash provided by (used in) financing activities         (1,068,000)          670,000          1,419,000
                                                                  -------------     -------------      -------------
INCREASE (DECREASE) IN CASH                                               1,000           (21,000)            (9,000)
CASH, beginning of year                                                       -            21,000             30,000
                                                                  -------------     -------------      -------------
CASH, end of year                                                 $       1,000     $           -      $      21,000
                                                                  =============     =============      =============

          See accompanying notes to consolidated financial statements.
                                       F-8

                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------------

     Principles of Consolidation - The consolidated financial statements include the accounts of HIA, Inc. (the "Company" or "HIA"), its wholly-owned subsidiary CPS Distributors, Inc. ("CPS"), and CPS's wholly-owned subsidiary, Western Pipe Supply ("WPS") and Water Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Lines of Business - The principal business of HIA, conducted through its subsidiary, is the wholesale business distribution of turf irrigation equipment and pumps.

     Concentration of Risk - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company invests temporary cash in demand deposits with federally insured financial institutions. Such demand deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

     Financial Instruments - The following methods and assumptions were used to estimate the fair value of each instruments class of financial instruments for which it is practicable to estimate that value.

     Fair values of accounts receivables, accounts payable and other current liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature.

     The note  payable,  long-term  debt,  and capital  lease  obligations  bear interest at fixed and floating rates of interest based upon lending institutions' prime lending rate. Accordingly, their fair value approximates their reported carrying amounts at November 30, 2001 and 2000.

     Inventories - Inventories consist of wholesale goods held for resale, which are primarily valued at the lower of cost (as determined using first-in, first-out method) or market.

     Cost of Sales - Cost of sales consists of the actual cost of products purchased for resale and related in-bound shipping charges.

     Fulfillment Costs - Included in selling, general and administrative expense are fulfillment costs, which consist of the cost of operating and staffing each branch location. Such costs include those attributable to receiving, inspecting and warehousing inventories. Fulfillment costs amounted to approximately $3,283,000, $3,608,000 and $2,628,000 in fiscal 2001, 2000, and 1999, respectively.

     Depreciation, Amortization, Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements and leased equipment are amortized over the lesser of the estimated useful lives or over the term of the leases. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statements of income. Depreciation expense was $207,000, $261,000, and $230,000 for the years ended November 30, 2001, 2000, and 1999.

     Long-Lived Assets - Long-lived assets and identifiable intangibles, including goodwill and the non-compete agreement, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value. Included in selling, general and administrative expense for 1999 is approximately $94,000 related to the impairment loss of certain capitalized computer software abandoned by the Company.

     Goodwill and Non-Compete Agreement - Goodwill and the non-compete agreement, which relate to the acquisition of WPS in Agreement 1999 (see
     Note 2), are being amortized over a 10-year period using the straight-line method. Amortization expense was $167,000, $135,000, and $118,000 for the years ended November 30, 2001, 2000, and 1999.

     Revenue Recognition - The Company recognizes revenue at the time goods are shipped to customers in the normal course of business.

     Income Taxes - The Company accounts for income taxes under the liability method, which requires an entity to recognize, deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

     Advertising Costs - The Company recognizes advertising expense when incurred. Advertising expense was approximately $31,000, $10,000, and $25,000 for the years ended November 30, 2001, 2000, and 1999.

     Net Income Per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" provides for the calculation of "Basic" and "Diluted" earnings or net income per share. Basic net income per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity.

     For the year ended November 30, 2001, 32,738 shares were included in dilutive shares outstanding which related to employee stock options to purchase 750,000 shares of the Company's common stock at $.20 per share. For the year ended November 30, 2000, 15,000 shares were included in dilutive shares outstanding which relate to employee stock options to purchase 600,000 shares of the Company's common stock at $.1859 per share. Employee stock options to purchase 460,000 and 600,000 shares of the Company's common stock at $.30 and $.25 per share were not included in dilutive shares outstanding for the year ended November 30, 2001 and 2000 as their exercise price exceeded the average market price of the Company's common stock during the period. Likewise, for the year ended November 30, 1999, 600,000 employee stock options to purchase the common stock of the Company at $0.1859 were not included in calculating dilutive shares outstanding as the exercise price exceeded the average market price of the common stock during the period.

     Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Stock Option Plans - The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

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

     Reclassifications - Certain reclassifications have been made to the 1999 and 2000 financial statements in order for them to conform to the 2001 presentation. Such reclassifications have no material impact on the Company's consolidated financial position or results of operations.

     Comprehensive Income - Comprehensive income is comprised of net income and all changes to the consolidated statement of stockholders' equity, except those changes made due to investments by stockholders, changes in paid-in-capital and distributions to stockholders. There is no difference between net income and comprehensive income for the years ended November 30, 2001, 2000, and 1999.

     Fourth Quarter Adjustments - The Company recorded in the fourth quarter of the year ended November 30, 2001, 2000, and 1999, adjustments to properly accrue for officer bonuses in the amount of $140,000, $24,000, and $298,000, respectively.

     Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company does not believe that the adoption of SFAS 141 will have a material effect on its financial position, results of operations, or cash flows. At this time, the Company cannot estimate the effect of statement SFAS 142 on its financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.
     Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.  BUSINESS ACQUISITION:
    --------------------

     On May 25, 1999, the Company, through its wholly-owned subsidiary, CPS, acquired all of the issued and outstanding common stock of Western Pipe Supply, Inc. ("WPS") for a purchase price of $2,746,739 including $84,244 in acquisition costs. Of the total purchase price, $1,485,385 was paid in cash directly to the seller and $1,177,110 was in the form of a subordinated promissory note. (See Note 4.) The cash paid to the seller was financed in part by additional borrowings on the Company's existing line of credit of $927,889 (of which $442,504 was the amount required to pay off the seller's existing line of credit) and a $1,000,000 five-year term note payable.

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

     The final allocation of the purchases price was as follows:

                   Cash                                                  $         191,000
                   Accounts receivable, net                                        806,000
                   Inventories                                                   1,328,000
                   Other current assets                                             16,000
                   Property and equipment                                          178,000
                   Deferred tax assets                                             163,000
                   Goodwill                                                      1,534,000
                   Non-compete agreement                                           150,000
                   Less:
                       Accounts payable                                          1,052,000
                       Other current liabilities                                   101,000
                       Line-of-credit                                              443,000
                       Long-term obligation                                         23,000
                                                                         -----------------

                   Total purchase price                                  $       2,747,000
                                                                         =================


     The result of WPS' operations for the year ended November 30, 2001 and 2000 are included in the Company's consolidated statement of income. For the year ended November 30, 1999, the results of WPS' operations are included from May 25, 1999, the date of purchase, through November 30, 1999.

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

                               Year Ended November 30,                           1999
                   -------------------------------------------------     ---------------------
                   -------------------------------------------------     ---------------------

                   Net sales                                             $      29,327,944

                   Net income                                            $         363,486

                   Net income per common share:
                       Basic                                                           .04
                       Diluted                                                         .04


3.  NOTE PAYABLE AND LONG-TERM DEBT:
    -------------------------------

     Line-of-Credit Agreement - CPS and its subsidiary have a line-of-credit agreement with a bank, which expires on December 31, 2002. During fiscal 2001, the available line-of-credit was increased from $4,500,000 to $5,000,000. The available loan amount is the lesser of $5,000,000 or the computed borrowing base, as defined by the terms of the agreement. The line-of-credit provides for interest at the bank's prime rate (5% at November 30, 2001). The agreement is collateralized by principally all of the Company's business assets including accounts receivable, inventories and property and equipment, excluding owned real estate. Additionally, the bank has the right of set-off under this agreement. The agreement is also guaranteed by HIA.

     The  agreement  contains  several  covenants,  which,  among other  things, require that the Company maintain certain financial ratios, minimum net worth and minimum working capital as defined in the line-of-credit agreement. In addition, the agreement limits the payment of dividends, the purchase of property and equipment, and officer and stockholder compensation. As of November 30, 2001, the Company was in compliance with these covenants under the line-of-credit agreement.

     As  of  November  30,  2001  and  2000,   $1,815,000  and  $2,381,000  were
     outstanding under this line-of-credit agreement.

4.  LONG-TERM DEBT:
    --------------

       Long-term debt consisted of the following:

                                                                                              November 30,
                                                                               -------------------------------------------
                                                                               ------------------- -- --------------------
                                                                                      2001                   2000
                                                                               -------------------    --------------------
                                                                               -------------------

       Subordinated note dated May 24, 1999; monthly principal and interest payments of $14,282 through June 2009, including interest at 8% per annum. Collateralized by common shares of
           WPS.                                                                $        963,000       $       1,054,000

       Promissory note dated May 24, 1999; monthly principal and interest payments of approximately $23,000 through May 2004, including interest at 8.125% per annum. Collateralized by substantially all of the Company's business assets including accounts receivable, inventories and property and equipment, excluding owned real estate.
                                                                                        500,000                 700,000
                                                                               ----------------       -----------------

       Total long-term debt                                                           1,463,000               1,754,000

       Less current maturities                                                         (298,000)               (290,000)
                                                                               ----------------       -----------------

       Long-term debt, less current maturities                                 $      1,165,000       $       1,464,000
                                                                               ================       =================

       Aggregate maturities of long-term debt at November 30, 2001 are as follows:

                   2002                                   $         298,000
                   2003                                             306,000
                   2004                                             215,000
                   2005                                             124,000
                   2006                                             134,000
                   Thereafter                                       386,000
                                                          -----------------

                                                          $       1,463,000
                                      F-15

5.  CAPITAL LEASE OBLIGATIONS:
    --------------------------

     The following is a schedule by year of future non-cancelable minimum payments required under the capital lease, together with the present value of the related payments as of November 30, 2001.

                   2002                                   $         208,000
                   2003                                             121,000
                                                          -----------------
                                                                    329,000

               Less amount representing interest                    (23,000)
                                                          -----------------

               Present value of minimum lease payments              306,000

               Less current maturities                             (189,000)
                                                          -----------------

               Long-term  capital  lease  obligation,
                   less current maturities                $         117,000


     As of November 30, 2001, 2000, and 1999, the cost of the computer-related equipment leased under the capital lease obligations were $244,000, $662,000, and $446,000, net of accumulated amortization of $387,000, $276,000, and $154,000.

6.  COMMITMENTS:
    -----------

     Operating Leases - The Company leases its main warehouse under a non-cancelable operating lease requiring monthly payments through February 2005. The Company has an option to purchase the related property at the end of the initial ten-year term at a price approximating the market value at that time, subject to certain conditions. The lease also provides for two five-year options to extend the lease term.

     The Company also leases vehicles, equipment and other warehouse space under noncancellable operating leases.

     Total lease expense was approximately $1,043,000, $908,000, and $648,000 for fiscal 2001, 2000, and 1999.

     As of November 30, 2001 future annual minimum lease payments under non-cancelable operating leases are as follows:

               Years Ending November 30,
               -----------------------------------------------------
               -----------------------------------------------------

                   2002                                $         989,000
                   2003                                          925,000
                   2004                                          640,000
                   2005                                          208,000
                   2006                                          137,000
                                                       -----------------

                                                       $       2,899,000


     Employment Agreements - The Company has entered into employment agreements that extend to May 31, 2006 with three officers. The employment agreements set forth annual compensation to its officers of between $183,000 and $185,000 each. Compensation is adjusted annually based on the cost of living index plus seven percent per annum base increase; plus an eight and one-half percent bonus of net pretax income exclusive of the 401(k)/profit-sharing contribution.

7.  TAXES ON INCOME:
    ---------------

       The provision for taxes on income for the years ended November 30, 2001, 2000, and 1999 consisted of the following:

                                                                   2001              2000              1999
                                                              ----------------  ---------------   ---------------
                                                              ----------------  ---------------   ---------------

              Current:
                  Federal                                     $     259,000     $     188,000     $     395,000
                  State                                              28,000            29,000            62,000
                                                              -------------     -------------     -------------
                                                                    287,000           217,000           457,000
              Deferred (benefit):
                  Federal                                            18,000            99,000           (75,000)
                  State                                                   -            19,000            (7,000)
                                                              -------------     -------------     -------------
                                                                     18,000           118,000           (82,000)
                                                              -------------     -------------     -------------

                                                              $     305,000     $     335,000     $     375,000
                                                              =============     =============     =============

                                      F-17

     A reconciliation of taxes on income at the federally statutory rate to the effective tax rate is shown below:

                                                                           Years Ended November 30,
                                                              ---------------------------------------------------
                                                                   2001              2000              1999
                                                              ----------------  ---------------   ---------------
                                                              ----------------  ---------------   ---------------

              Income taxes computed at the federal
                  statutory rate                              $     228,000     $     243,000     $     293,000
              State income taxes, net of federal benefit             21,000            21,000            26,000
              Amortization of goodwill                               41,000            41,000            41,000
              Other permanent differences                            15,000            30,000            15,000
                                                              -------------     -------------     -------------

              Taxes on income                                 $     305,000     $     335,000     $     375,000
                                                              =============     =============     =============


     Temporary differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax assets at November 30, 2001 and 2000 relate to the following:

                                                         2001                                       2000
                                         --------------------------------------     --------------------------------------
                                         ---------------- --- -----------------     ---------------- --- -----------------
                                             Current             Long-Term              Current             Long-Term
                                         ----------------     -----------------     ----------------     -----------------
                                         ----------------     -----------------     ----------------     -----------------

       Inventories                       $      97,000        $             -       $      96,000        $             -
       Allowance for bad debt                   54,000                      -              41,000                      -
       Property and equipment                        -                  5,000                   -                 10,000
       Net operating loss
           carryforwards                             -                      -                   -                 26,000
       Intangible assets                             -                 29,000                   -                 30,000
       Other                                         -                  2,000                   -                  2,000
                                         -------------        ---------------       -------------        ---------------

       Net deferred tax asset            $     151,000        $        36,000       $     137,000        $        68,000
                                         =============        ===============       =============        ===============


     At November 30, 2001 and 2000, $151,000 and $137,000 of the net deferred tax asset is classified as current and included in other current assets in the accompanying consolidated balance sheets. The Company has recorded no valuation allowance to offset the net deferred tax assets because management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

8.    STOCKHOLDERS' EQUITY:
      --------------------

     Treasury Stock and Common Stock Options - On January 1, 2001, the Board of Directors granted to the officers of the Company options to purchase
     750,000 shares of treasury stock at $.20 per share through December 31, 2003. On July 1, 2001, the Board of Directors granted key employees of the Company options to purchase 460,000 shares of treasury stock at $.30 per share with 153,333 shares expiring on December 31, 2001 and the remaining 306,667 shares expiring on December 31, 2002. On January 1, 2000, the Board of Directors granted to the officers of the Company options to purchase 600,000 shares of treasury stock at $0.25 per share through December 31, 2000. On January 1, 1999, the Board of Directors granted to the officers of the Company options to purchase 600,000 shares of treasury stock at $0.1859 per share through December 31, 1999. The exercise price of these grants was equal to the market price of the common stock at the date of grant.

     During fiscal 2001, 2000, and 1999, the Company issued 600,000 shares, 600,000 shares, and 300,000 shares from treasury to its officers for cash proceeds of $150,000, $112,000, and $67,000 in conjunction with the officer's exercise of their options to purchase the treasury stock of the Company. During the year ended November 30, 1999, the officers of the Company purchased 185,287 shares from the Company's treasury at $0.16 for gross proceeds of $30,000, which represented the market price of the shares on the day the shares were purchased.

     The Company acquired from non-affiliated stockholders 834,006 shares of its common stock at an average price of $.32 per share during fiscal 2001 and did not purchase any such shares during fiscal 2000. The Company acquired from non-affiliate stockholders 119,239 shares of its common stock at prices ranging from $.15 to $.20 per share during fiscal 1999.

       The following table summarizes information on stock option activity:

                                                                                             Weighted
                                                                                              Average
                                                                     Exercise Price       Exercise Price
                                               Number of Shares         Per Share            Per Share
                                               -----------------    ------------------    ----------------
                                               -----------------    ------------------    ----------------
             Outstanding at December 1,
                 1998                                600,000        $      .2228          $      .2228
                     Granted                         600,000               .1859                 .1859
                     Exercised                      (300,000)              .2228                 .2228
                     Expired                        (300,000)              .2228                 .2228
                                               -------------        ------------          ------------

             Outstanding at November 30,
                 1999                                600,000               .1859                 .1859
                     Granted                         600,000               .2500                 .2500
                     Exercised                      (600,000)              .1859                 .1859
                                               -------------        ------------          ------------

             Outstanding at November 30,
                 2000                                600,000               .25                   .25
                     Granted                       1,210,000            .20 - .30                .23
                     Exercised                      (600,000)              .25                   .25
                                               -------------        -----------           ----------

             Outstanding at November 30,
                 2001                              1,210,000        $    .20 - .30        $      .23
                                               =============        ==============        ==========


     The following information summarizes stock options outstanding at November 30, 2001:

                           Outstanding                                          Exercisable
-------------------------------------------------------------------   ---------------------------------
-------------------------------------------------------------------   ---------------------------------
                                         Weighted Average
                                 ----------------------------------
 Exercise          Number           Remaining          Exercise           Number           Weighted
                                   Contractual                                             Average
   Price        Outstanding      Life in Months         Price          Exercisable      Exercise Price
------------   ---------------   ----------------   ---------------   ---------------   ---------------
------------   ---------------   ----------------   ---------------------------------------------------

   $.20           750,000              25                $.20            750,000             $.20
   $.30           460,000               9                $.30            460,000             $.30


     The weighted average fair value of options granted during the year ended November 30, 2001, 2000, and 1999 was $.10, $.07, and $.04, respectively.
     The exercise price of all the options granted in 2001 exceeded the market price of the stock on grant date. The exercise price of all the options granted in 2000 and 1999 equaled the market price of the stock on grant date.

     SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                    2001                 2000                  1999
                                                              -----------------     ----------------     -----------------
                                                              -----------------     ----------------     -----------------
               Dividend yield                                          0%                 0%                    0%
               Volatility                                            110%                 63%                  69%
               Risk free interest rate                               6.0%                6.0%                 4.5%
               Expected life                                     1.75 years             1 year                1 year

       Under the accounting provisions of SFAS No. 123, the Company's net income per share would have been adjusted to the following pro forma amounts for the years ended November 30:

                                                                   2001                  2000                  1999
                                                             ------------------     ----------------     -----------------
                                                             ------------------     ----------------     -----------------
          Net income:
              As reported                                    $      365,000         $    378,000         $       488,000
              Pro forma                                             241,000              338,000                 456,000

          Basic and diluted net income per common share:
              As reported                                    $          .04         $        .04         $           .05
              Pro forma                                                 .02                  .03                     .05


9.  EMPLOYEE BENEFITS:
    -----------------

     Profit Sharing Plan - The Company maintains a participant noncontributory profit-sharing plan (the "Plan") for the benefit of all full-time employees of the Company who are at least 18 years of age. Interests vest ratably after two years and are fully vested after seven years. The Plan is funded by the Company's contribution determined annually by the Board of Directors. Contributions to the Plan were approximately $50,000, $42,000, and $68,000 for the years ended November 30, 2001, 2000, and 1999.

     401(k) Plan - The Company has adopted a Section 401(k) profit sharing plan, which is available for employees who are at least 18 years of age and who have completed one year of service with the Company. Participants in the plan may contribute up to 15% of their compensation, subject to certain limitations. Under the plan, the Company may make discretionary contributions to be determined on a year-to-year basis and may make discretionary matching contributions. Company matching contributions vest ratably over 6 years. For the years ended November 30, 2001, 2000, and 1999, the Company contributed approximately $35,000, $40,000, and $31,000.

10. SIGNIFICANT SUPPLIERS:
    ---------------------

     During fiscal 2001, the Company purchased approximately 16% of its products from one manufacturer. During 2000, the Company purchased approximately 19% and 10% of its products from two manufacturers and approximately 21% of its products from one manufacturer in 1999. The products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

11. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    -------------------------------------------------

     Excluded from the statement of cash flows for the years ended November 30, 2000 and 1999 were the effects of certain noncash investing and financing activities including the purchase of equipment in 2000 and 1999 of $216,000 and $162,000 with third party financing. In 2001, the Company had a sale of property for a note receivable of $53,000.

     The following table summarizes the net cash used in conjunction with the 1999 WPS acquisition:

                                                                                1999
                                                                         --------------------
                                                                         --------------------

               Working capital, other than cash acquired                 $         997,000
               Property and equipment                                              178,000
               Deferred tax assets                                                 163,000
               Goodwill                                                          1,534,000
               Non-compete agreement                                               150,000
               Acquired debt and long-term obligations                          (1,643,000)
                                                                         -----------------

                                                                         $       1,379,000


     Cash payments for interest were $394,000, $461,000, and $202,000 for the years ended November 30, 2001, 2000, and 1999. Cash payments for income taxes were $250,000, $455,000, and $234,000 for the years ended November 30, 2001, 2000, and 1999.

12.  PROPERTY HELD FOR SALE:
     ----------------------

     Effective February 18, 2000, the Company leased a new warehouse facility in Casper, Wyoming and consequently moved out of its owned facility also located in Casper, Wyoming. At November 30, 2000, this property, which consists of land and office and warehouse space, has a carrying value of $51,000 (cost of $143,000 less accumulated depreciation of $92,000) and is included in other current assets on the Company's consolidated balance sheet at November 30, 2000. The Company sold the property during fiscal 2001 for $58,000 of which $5,000 was received in cash and the remaining $53,000 was received as a note receivable. This transaction generated a gain net of commissions and other related expenses of approximately $2,000.

                           HIA, Inc. and Subsidiaries

                        Consolidated Financial Statements
                               For the Years Ended
                        November 30, 2001, 2000 and 1999