Form 10-Q
period 2002-02-28
HIA INC
filed 2002-04-15
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended February 28, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,281,526 shares of the Registrant's $.01 par value common stock were outstanding at February 28, 2002.

                                    HIA, INC.
                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements. . . .. . . . . . . . . 3

         Item 2.  Management's Discussion and Analysis or Financial
                           Condition and Results of Operation  . . . . . . .8


Part II.  Other Information

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .14

         Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . 14

         Item 3.  Defaults upon Senior Securities . . . . . . . . . . . .  14

         Item 4.  Submission of Matters to a Vote of Security Holders  . . 14

         Item 5.  Other Information . . . . . . . . . . . . .  . . . . . . 14

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .  . .14

SIGNATURES . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .15

                                     Part 1.

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of February 28, 2002
         and November 30, 2001 . . . . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Operations for the three months ended February 28, 2002 and 2001. . . . . . . .. . . . . . . . . . 6

         Consolidated Statements of Cash Flows for the three months ended February 28, 2002 and 2001 . . . . . . . . . . . . . . . . . 7

         Notes to Consolidated Financial Statements . . .. . . . . . . . . .8

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

                                                       HIA, INC. AND SUBSIDIARY

                                                  CONSOLIDATED BALANCE SHEETS



(Information as of November 30, 2001 is based upon an audited balance sheet. All other information is unaudited.)

                                                                                      February 28,             November 30,
                                                                                         2002                      2001
                                                                                         ----                      ----
ASSESTS
Current Assets:
Cash                                                                            $     2,000               $         1,000
Accounts receivable, net of allowance for
  doubtful accounts of $146,000 and $146,000                                      2,843,000                     3,452,000
Inventories                                                                       5,609,000                     3,784,000
Other current assets                                                                197,000                       204,000
                                                                                 ----------                 -------------
Total current assets                                                              8,651,000                     7,441,000
                                                                                 ----------                 -------------

Property and equipment, at cost:
  Leasehold Improvements                                                            293,000                      289,000
  Equipment                                                                       1,347,000                    1,347,000
                                                                                  ---------                    ---------
                                                                                  1,640,000                    1,636,000

Less accumulated depreciation                                                     1,267,000                    1,216,000
                                                                                  ---------                    ---------

Net property and equipment                                                          373,000                      420,000

Other assets                                                                        491,000                      195,000
Goodwill, net of amortization                                                     1,151,000                    1,151,000
  of $383,000 and $383,000
Non-compete agreement, net of amortization
  of $41,000 and $37,000                                                           109,000                      113,000
                                                                                 ---------                -------------

TOTAL ASSETS                                                                   $10,775,000                   $9,320,000
                                                                               ===========                   ==========

The accompanying notes are an integral part of the consolidated financial statements.







                            HIA, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 2001 is based upon an audited balance sheet. All other information is unaudited).

                                                                                February 28,               November 30,
LIABILITIES                                                                          2002                         2001
                                                                                     ----                         ----
Current Liabilities:
  Note payable to bank                                                            $1,960,000                  $1,815,000
  Current maturities of long-term obligations                                        487,000                     487,000
  Accounts payable                                                                 2,777,000                     477,000
  Checks written in excess of deposits                                               248,000                     207,000
  Accrued expenses and other current liabilities                                     193,000                     593,000
                                                                                ------------               -------------

Total current liabilities                                                          5,665,000                   3,579,000
                                                                                 -----------               -------------

Long-term Obligations:
  Notes payable, less current maturities                                           1,093,000                   1,165,000
  Capital lease obligations, less current maturities                                  72,000                     117,000
                                                                               -------------                ------------
Total long-term obligations                                                        1,165,000                   1,282,000
                                                                                  ----------                 -----------

TOTAL LIABILITIES                                                                  6,830,000                   4,861,000
                                                                                 -----------               -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,107,896; outstanding 10,281,526
  and 10,126,525                                                                     131,000                     131,000
Additional paid-in capital                                                         3,110,000                   3,109,000
Retained earnings                                                                  1,269,000                   1,831,000
                                                                                 -----------                  ----------
                                                                                   4,510,000                   5,071,000
Less treasury stock: 2,826,670 and
  2,981,671 shares at cost                                                          (565,000)                   (612,000)
                                                                                ------------              --------------
Total stockholders' equity                                                         3,945,000                   4,459,000
                                                                                   ---------               -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                             $10,775,000                  $9,320,000
                                                                                 ===========                  ==========

The accompanying notes are an integral part of the consolidated financial statements.




                            HIA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                            Feb 28, 2002           Feb 28, 2001


Net sales                                   $3,718,000        $3,734,000
Cost of sales                                2,643,000         2,572,000
                                             -------------   ---------------
Gross profit                                 1,075,000         1,162,000

Selling, general
 and administrative
 expenses                                    1,893,000         2,143,000
                                             -------------  ---------------

Operating loss                                (818,000)         (981,000)

Other income (expense):
  Interest income                               17,000            41,000
  Interest expense                             (54,000)         (102,000)
  Misc. income                                   3,000             8,000
                                            --------------   ----------------
Total other expense                            (34,000)          (53,000)
                                           ---------------   ----------------

Loss before income taxes                       (852,000)      (1,034,000)
                                           ---------------- ---------------

Tax benefit                                      290,000           - 0 -

NET LOSS                                       ($562,000)    ($1,034,000)
                                            =============  ===============

Basic and diluted loss
   per share                                     ($  .06)       ($   .10)
                                          =============== ================

Weighted average common
   shares outstanding
         Basic                                10,233,637      10,180,369
         Dilutive                             10,233,637      10,180,369



The accompanying notes are an integral part of the consolidated financial statements.



                            HIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Three Months Ended
                                                                                February 28, 2002       February 28, 2001

Increase (decrease) in cash
OPERATING ACTIVITIES:
Net loss                                                                         ($562,000)                ($1,034,000)
Adjustments to reconcile net loss
   to net cash used  in operating activities:
      Depreciation and amortization                                                 55,000                      92,000
      Deferred income taxes                                                       (290,000)
      Changes in current assets and
         current liabilities:
       Accounts receivable                                                         609,000                   1,020,000
       Inventory Reserve                                                           (48,000)                      - 0 -
       Inventories                                                              (1,777,000)                 (2,927,000)
       Other current assets                                                          7,000                      20,000
       Accounts payable                                                          2,300,000                   2,442,000
       Accrued expenses and other current liabilities                             (399,000)                   (145,000)
                                                                              ------------               --------------
NET CASH USED IN
  OPERATING ACTIVITIES                                                            (105,000)                   (532,000)
                                                                               -----------                -------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                               (4,000)                    -  0  -
  Decrease (increase) in other assets                                               (6,000)                     60,000
                                                                          -----------------             ---------------
  NET CASH USED IN
  INVESTING ACTIVITIES                                                             (10,000)                     60,000
                                                                               ------------               -------------

FINANCING ACTIVITIES:
  Proceeds from note payable to bank                                             1,635,000                   2,783,000
  Payments on borrowings on note payable to bank                                (1,490,000)                 (2,133,000)
  Repayments of long-term debt                                                     (72,000)                    (72,000)
  Payments on capital lease obligations                                            (45,000)                    (42,000)
  Increase in checks written in excess of deposits                                  41,000                      34,000
  Purchase of treasury stock                                                       -  0  -                    (248,000)
  Sale of treasury stock                                                            47,000                     150,000
                                                                               -----------                 -----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                                           116,000                     472,000
                                                                               -----------               -------------

NET DECREASE IN CASH                                                                 1,000                     -  0  -

CASH, BEGINNING OF PERIOD                                                            1,000                     -  0  -
                                                                              ------------             ---------------

CASH, END OF PERIOD                                                             $    2,000                $    -  0  -
                                                                              ============              ==============

The accompanying notes are an integral part of the consolidated financial statements

                            HIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended February 28, 2002 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2002. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2001 filed with the Securities and Exchange Commission on February 28, 2002.

B.       Net Loss Per Common Share
         --------------------------

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period ($10,233,637 and 10,180,369 for 2002 and 2001). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the periods  ended  February 28, 2002 and  February  28,  2001,  total stock options  in the  amount of  1,020,000  and  750,000  are not  considered  in the computation of diluted earnings per share as their inclusion would be anti-dilutive.


C.       Stockholders' Equity

Purchase of Treasury Stock

On October 31, 2000, the Company sent to all its stockholders a tender offer for up to 3,000,000 shares of its common stock for a purchase price of $.25 per share. The offer expired on December 15, 2000 and on January 4, 2001, a total of 732,456 shares of common stock were tendered for a total purchase price of $183,000. A total of $57,000 was incurred for legal, accounting, transfer agent and other related costs, related to this tender offer.

During January and February 2001, the Company acquired from non-affiliate stockholders 33,500 shares of its common stock at a price of $.25 per share.

On January 1, 2001, the Board of Directors granted an option to each of the officers of the Company to purchase a total of 750,000 shares of treasury stock at $.20 per share by December 31, 2003. The options' exercise price was greater than the common stock's market price at the date of grant.

On July 18, 2001, the Board of Directors granted common stock options to ten middle and senior managers of the Company. The options totaled 460,000 shares of which 165,000 shares of options expired on December 31, 2001 if not subscribed by that date. The option price was $.30 per share. The remainder of the options were to be exercised no later than December 31, 2002. As of December 31, 2001, 105,000 shares were subscribed to by the managers which meant that the remaining 60,000 options expired as of that date. Three senior managers were given, as a bonus for 2001, an additional 16,667 shares (valued at $.30 per share) which were granted on December 20, 2001 when the market price was $.21 per share. As of February 28, 2002, 270,000 options remain under this stock option offer.


Shareholders Agreement

On February 14, 2001, the Company and Carl J. Bentley, Alan C. Bergold and Don Champlin (collectively, the "Shareholders") entered into a Shareholders Agreement. Upon the death of any Shareholder, the Shareholders and the Company shall purchase, and the executor, administrator, surviving spouse, or other legal representative of the Deceased Shareholder's estate shall sell the shares of common stock of the Company owned by the Deceased shareholder at the time of his death. The price per share of each share of common stock purchased upon the death of any Shareholder shall be the greater of twelve times the average net profit of the Company as defined in the Shareholders Agreement for the prior fiscal year divided by the number of shares of common stock of the Company issued and outstanding as of the end of such fiscal year or $1.35 per share. In order to fund the purchase of shares of common stock upon the death of a Shareholder, each Shareholder purchased life insurance policies on the lives of the other two Shareholders. If the aggregate number of the Deceased's shares of common stock is greater than the aggregate number of the Deceased's shares of common stock remaining after the purchase by each of the surviving Shareholders for an amount equal to the purchase price multiplied by the number of such remaining share of common stock. The Company shall pay the Deceased Shareholder's estate in 120 monthly installments with interest at 6% per year.


D.       Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company does not believe that the adoption of SFAS 141 will have a material effect on its financial position, results of operations, or cash flows. The Company has adopted SFAS 142 in the first quarter of the fiscal year ending November 30, 2002.

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


E.       Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $54,000 and $102,000 for the three months ended February 28, 2002 and February 28, 2001. Cash payments for income taxes were $35,000 and $0 for the three months ended February 28, 2002 and February 28, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operation

Liquidity and Capital Resources

The net cash used in operating activities decreased by $427,000 for the three months ended February 28, 2002 as compared to the same period last year due to the decrease in net loss of $182,000, a decrease in amortization of $37,000, an increase in accounts receivable of $411,000, a decrease in inventory of $1,150,000, an increase in accounts payable of $142,000 and a net decrease in accrued expenses and other current liabilities of $255,000. The increase in accounts receivables was due primarily to a reclassification of net accounts payables balances due from individual vendors of $171,000 together with generally slower payments from customers attributable to slower economic activity during the fourth quarter of 2001. The decrease in inventory was primarily due to lower winter-stocking purchases from significant vendors in anticipation of the continuation of the recessionary economic downturn began in 2001. The decrease in accounts payable was primarily due to the decreased levels of inventory purchased during the first quarter of 2002 as compared to the prior year. The decrease in accrued expenses and other current liabilities was primarily due to decreases in accrued payroll and bonuses of $135,000.

The net cash provided by (used in) in investing activities decreased as compared to same period last year by $70,000 primarily due to the write-off of a tax-related partnership interest of $46,350 at November 30, 2000.

The net cash provided by financing activities decreased as compared to same period last year by $356,000 primarily as a result of the decrease in net borrowings to bank of $505,000 which was primarily due to reduced inventory purchases in 2002 offset partially by the net purchases in treasury stock of $146,000. The purchase of treasury stock was a result of the tender offer sent to all its shareholders on October 31, 2000 for up to 3,000,000 shares of its common stock for a purchase price of $.25 per share. The offer expired on December 15, 2000 and on January 4, 2001, a total of 732,956 shares of common stock were tendered for a total purchase price of $183,239. A total of approximately $57,000 was incurred for legal, accounting, transfer agent and other related costs, related to this tender offer. In addition, during January and February 2001, the Company acquired from non-affiliate stockholders 33,500 shares of its common stock at a price of $.25 per share.

On July 18, 2001, the Board of Directors granted common stock options to ten middle and senior managers of the Company. The options totaled 460,000 shares of which 165,000 shares of options expired on December 31, 2001 if not subscribed by that date. The option price was $.30 per share. The remainder of the options were to be exercised no later than December 31, 2002. As of December 31, 2001, 105,000 shares were subscribed to by the managers which meant that the remaining 60,000 options expired as of that date. Three senior managers were given, as a bonus for 2001, an additional 16,667 shares (valued at $.30 per share) which were granted on December 20, 2001 when the market price was $.21 per share. As of February 28, 2002, 270,000 options remain under this stock option offer.


The following is a summary of working capital and current ratio for the periods presented:

                                     February 28, 2002         November 30, 2001
         Working Capital               $2,986,000                   $3,862,000
         Current Ratio                  1.53 to 1                    2.08 to 1

The Company's working capital decreased by $877,000 during the three months ended February 28, 2002 as compared to November 30, 2001 primarily as a result of the $852,000 net loss. Management believes that the present working capital is adequate to conduct its present operations. The Company does not anticipate any additional material capital expenditures for fiscal 2002. As of February 28, 2002, the Company and its subsidiary have an available line-of-credit of $5,000,000. As of February 28, 2002, $3,040,000 is unused under the line of credit. The line of credit expires on December 31, 2002. The line-of-credit agreement limits the payment of dividends by CPS Distributors, inc. and its subsidiaries ("CPS") to the Company. CPS is the wholly-owned subsidiary of the Company. The line-of-credit agreement also limits the payment of any expenses of the Company by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact of the Company's ability to meet its cash needs as its cash needs are minimal.

The decrease in the current ratio as of February 28, 2002 as compared to November 30, 2001 is attributable to the increase in accounts payable and bank borrowings and decrease in accounts receivable offset partially by the increase in inventories.

Income Taxes

As of February 28, 2002, the Company has recorded a current net deferred tax asset totaling $151,000 and has recorded a noncurrent net deferred tax asset totaling $326,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.

Results of Operations

Three Months Ended February 28, 2002 Compared to Three Months Ended February 29, 2001.

Net sales for the three months ended February 28, 2002 were comparable to the first quarter of the prior year.

Gross profit was 28.90% during the three months ended February 28, 2002 as compared to 31.11% during the three months ended February 28, 2002 a decrease of 2.21%. This was primarily due to the decrease in rebates and commissions received from vendors of $116,000 (due to not meeting volume expectations in 2001 for select vendors for which rebates would be expected to be paid in 2002) and a reduction in inventory reserve adjustments of $84,000 primarily due to improved inventory control procedures.

Selling, general and administrative expenses decreased by $250,000 during the three months ended February 28, 2002 as compared to the three months ended February 28, 2001 primarily as a result of decreases in payroll and contract labor of $42,000, sales and advertising expenses of $58,000 and amortization of $38,000 coupled with general non-material decreases in sales and general administrative expenses. The decreases were primarily as a result of management's decision to control and reduce overhead expenses particularly during the first half of 2002 in anticipation of comparable or reduced sales volumes during a recessionary economic period. Amortization of goodwill was eliminated for the first quarter of 2002 due to the adoption of SFAS No. 142.

Other expenses decreased $19,000 during the three months ended February 28, 2002 compared to the three months ended February 28, 2001 primarily due to the decrease in interest expense as a result of lower interest rates during the first quarter of 2002 as compared to the similar quarter 2001 and a lower average line-of-credit balance ($1,757,000 for first quarter 2002 compared to $2,708,000 for first quarter 2001).

Net loss in the first quarter of 2002 was $182,000 less than the first quarter of 2001 primarily due to the decrease in selling, general and administrative of $250,000 offset partially by the decrease in gross profit of $87,000.


















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

                                                    HIA, INC.




Date:April 15, 2002                             By:/s/ Alan C. Bergold
                                                       Alan C. Bergold
                                                       Chief Financial Officer &
                                                       President