Form 10-Q
period 2002-05-31
HIA INC
filed 2002-07-10
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For Quarterly Period Ended May 31, 2002

                          Commission File Number 0-9599

                                    HIA, INC.

             (Exact name of Registrant as specified in its charter)

        New York                                            16-1028783
        State or other jurisdiction of                    I.R.S. Employer
        incorporation or organizat                  Identification Number

                               4275 Forest Street
                             Denver, Colorado 80216
               (Address of principal executive offices, zip code)

                                 (303) 394-6040
              (Registrant's telephone number, including area code)

     ---------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,281,526 shares of the Registrant's $.01 par value common stock were outstanding at May 31, 2002.

                                    HIA, INC.
                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements.. . . . . . . . . . 3

         Item 2.  Management's Discussion and Analysis or Financial
                  and Results of Operations . . . . . . . . . . . . . .11


Part II.  Other Information

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .  15

         Item 2.  Changes in Securities and Use of Proceeds. . . . . . 15

         Item 3.  Defaults upon Senior Securities .. . . . . . . . . . 15

         Item 4.  Submission of Matters to a Vote of Security Holders. 15

         Item 5.  Other Information . . . .  . . . . . . . . . . . . . 15

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .16

                                     Part 1.

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of May 31, 2002
         and November 30, 2001. . . . . . . . . . . . . . . . . . . . . 4

         Consolidated Statements of Operations for the three and six months ended May 31, 2002 and 2001 . . . . . . . . . . . . . .  . . . 6

         Consolidated Statements of Cash Flows for the six months
         ended May 31, 2002 and 2001 . . . . . . . . . . . . . .  . . . 7

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

                            HIA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2001 is based upon an audited balance sheet. All other information is unaudited.)

                                                                                May 31,                  November 30,
                                                                                 2002                      2001
                                                                                 ----                      ----
ASSETS
Current Assets:
  Cash                                                                          $      4,000              $     1,000
  Accounts receivable, net of allowance for
       doubtful accounts of $105,000 and $146,000                                  6,098,000                3,452,000
  Inventories                                                                      6,629,000                3,784,000
  Other current assets                                                               162,000                  204,000
                                                                                  ----------            -------------
Total current assets                                                              12,893,000                7,441,000
                                                                                  ----------            -------------

Property and equipment, at cost:
  Leasehold improvements                                                             326,000                  289,000
  Equipment                                                                        1,358,000                1,347,000
                                                                                   ---------                ---------
                                                                                   1,684,000                1,636,000
Less accumulated depreciation
     and amortization                                                              1,322,000                1,216,000
                                                                                   ---------                ---------

Net property and equipment                                                           362,000                  420,000

Other assets                                                                         201,000                  195,000
Goodwill, net of amortization                                                      1,151,000                1,151,000
  of $383,000 and $383,000
Non-compete agreement, net of amortization
  of $45,000 and $37,000                                                             105,000                  113,000
                                                                                   ---------            -------------

TOTAL ASSETS                                                                     $14,712,000               $9,320,000
                                                                                 ===========               ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                                       HIA, INC. AND SUBSIDIARY

                                         CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 2001 is based upon an audited balance sheet. All other information is unaudited).

                                                                                May 31,          November 30,
LIABILITIES                                                                        2002                  2001
                                                                                   ----                  ----
Current Liabilities:
  Note payable to bank                                                   $2,765,000                  $1,815,000
  Current maturities of long-term obligations                               471,000                     487,000
  Accounts payable                                                        4,587,000                     477,000
  Checks written in excess of deposits                                      494,000                     207,000
  Accrued expenses and other current liabilities                            616,000                     593,000
                                                                       ------------               -------------

Total current liabilities                                                 8,933,000                   3,579,000
                                                                        -----------               -------------

Long-term Obligations:
  Notes payable, less current maturities                                  1,019,000                   1,165,000
  Capital lease obligations, less current maturities                         42,000                     117,000
                                                                      -------------                ------------
Total long-term obligations                                               1,061,000                   1,282,000
                                                                         ----------                 -----------

TOTAL LIABILITIES                                                         9,994,000                   4,861,000
                                                                        -----------               -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196; outstanding 10,281,526
  and 10,126,525                                                            131,000                     131,000
Additional paid-in capital                                                3,109,000                   3,109,000
Retained earnings                                                         2,043,000                   1,831,000
                                                                        -----------                  ----------
                                                                          5,283,000                   5,071,000
Less treasury stock: 2,826,670 and
  2,981,671 shares at cost                                                 (565,000)                   (612,000)
                                                                      -------------             ---------------
Total stockholders' equity                                                4,718,000                   4,459,000
                                                                         ----------               -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $14,712,000                 $9,320,000
                                                                 ==================                 ==========

The accompanying notes are an integral part of the consolidated financial statements.




                                                       HIA, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    (unaudited)

                                            Six Months Ended                     Three Months Ended
                                            ------------------                 --------------------
                                        May 31, 2002    May 31, 2001        May 31, 2002        May 31, 2001

Net sales                                 $14,323,000      $13,057,000         $10,605,000       $9,285,000
Cost of sales                               9,844,000        9,191,000           7,201,000        6,580,000
                                       --------------    -------------         -----------    -------------
Gross profit                                4,479,000        3,866,000           3,404,000        2,705,000

Selling, general
 & administrative
 expenses                                   4,076,000        4,270,000           2,183,000        2,128,000
                                            ---------       ----------       -------------        ---------


Operating income(loss)                        403,000         (404,000)          1,221,000          577,000

Other income (expense):
  Interest income                              27,000           65,000              10,000           25,000
  Interest expense                           (116,000)        (220,000)            (62,000)        (119,000)
  Misc. income (expense)                       22,000           (3,000)             19,000          (12,000)
                                         ------------          --------         ----------    --------------
Total other expense                           (67,000)        (158,000)            (33,000)        (106,000)

Income (loss) before income
   tax expense                                336,000         (562,000)          1,188,000          471,000
Income tax  expense                          (124,000)              --            (414,000)              --
                                         ------------ ----------------        ------------     ------------

NET INCOME (LOSS)                            $212,000        ($562,000)           $774,000         $471,000
                                              =======         ========               ========         ========

Net income (loss) per share
  Basic                                       $   .02         ($   .06)            $   .08          $   .05
  Diluted                                     $   .02         ($   .06)            $   .08          $   .05

Weighted average common shares outstanding:
      Basic                                10,257,845       10,187,446          10,187,146       10,194,775
      Dilutive                             10,382,845       10,187,446          10,187,146       10,194,775


The accompanying notes are an integral part of the consolidated financial statements.



                                                   HIA, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               For the Six Months Ended
                                                                                           May 31, 2002        May 31, 2001

OPERATING ACTIVITIES:
Net Income (loss)                                                                        $212,000               ($562,000)
Adjustments to reconcile net income (loss)
   to net cash used  in operating activities:
      Depreciation and amortization                                                       114,000                 183,000
      Reserve for obsolescence of inventory                                               132,000                   - 0 -
      Changes in current assets and
         current liabilities:
       Accounts receivable                                                             (2,646,000)             (1,578,000)
       Inventories                                                                     (2,977,000)             (1,964,000)
       Other current assets                                                                42,000                (108,000)
       Accrued expenses and other current liabilities                                       7,000                  20,000
       Accounts payable                                                                 4,110,000               2,940,000
       Decrease (increase) in other assets                                                 (6,000)                  9,000
                                                                                     ------------           -------------
NET CASH USED IN
  OPERATING ACTIVITIES                                                                 (1,012,000)             (1,060,000)
                                                                                      -----------            ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                     (48,000)               (36,000)
NET CASH USED IN
  INVESTING ACTIVITIES                                                                    (48,000)               (36,000)
                                                                                  ---------------             ----------

FINANCING ACTIVITIES:
  Proceeds from note payable to bank                                                    4,180,000               5,492,000
  Payments on borrowings on note payable to bank                                       (3,230,000)             (4,244,000)
  Repayments of long-term debt                                                           (146,000)               (144,000)
  Payments on capital lease obligations                                                   (75,000)                (85,000)
  Increase in checks written in excess of deposits                                        287,000                 175,000
  Purchase of treasury stock                                                                - 0 -                (248,000)
  Sale of treasury stock                                                                   47,000                 150,000
                                                                                     ------------                --------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                                                1,063,000               1,096,000
                                                                                      -----------             -----------

NET DECREASE IN CASH                                                                        3,000                     --

CASH, BEGINNING OF PERIOD                                                                   1,000                     --
                                                                                    -------------        ----------------

CASH, END OF PERIOD                                                                   $     4,000                 $    -
                                                                                     ============          ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                                       HIA, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended May 31, 2002 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2002. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2001 filed with the Securities and Exchange Commission on February 28, 2002.


B.       Net Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares outstanding during the period (10,233,637 and 10,180,369 for 2002 and 2001). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the periods ended May 31, 2002 and May 31, 2001, total stock options in the amount of 1,020,000 and 295,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive. Included in the dilutive earnings per share computation are 750,000 options.


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



On July 18, 2001, the Board of Directors granted common stock options to ten middle and senior managers of the Company. The options totaled 460,000 shares of which 165,000 shares of options expired on December 31, 2001 if not subscribed by that date. The option price was $.30 per share. The remainder of the options were to be exercised no later than December 31, 2002. As of December 31, 2001, 105,000 shares were subscribed to by the managers which meant that the remaining 60,000 options expired as of that date. Three senior managers were given, as a bonus for 2001, an additional 16,667 shares (valued at $.30 per share) which were granted on December 20, 2001 when the market price was $.21 per share. As of May 31, 2002, 270,000 options remain under this stock option offer.


Shareholders' Agreement

On February 14, 2001, the Company and Carl J. Bentley, Alan C. Bergold and Don Champlin (collectively, the "Shareholders") entered into an amended Shareholders' Agreement. Upon the death of any Shareholder, the Shareholders and the Company shall purchase, and the executor, administrator, surviving spouse, or other legal representative of the Deceased Shareholder's estate shall sell the shares of common stock of the Company owned by the Deceased shareholder at the time of his death. The price per share of each share of common stock purchased upon the death of any Shareholder shall be the greater of nine times the average net profit of the Company as defined in the Shareholders' Agreement for the prior fiscal year divided by the number of shares of common stock of the Company issued and outstanding as of the end of such fiscal year or $1.35 per share. In order to fund the purchase of shares of common stock upon the death of a Shareholder, each Shareholder purchased life insurance policies on the lives of the other two Shareholders. If the aggregate number of the Deceased's shares of common stock is greater than the aggregate number of the Deceased's shares of common stock remaining after the purchase by each of the surviving Shareholders for an amount equal to the purchase price multiplied by the number of such remaining shares of common stock. stock. The Company shall pay the Deceased Shareholder's estate in 120 monthly installments with interest at 6% per year.


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

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 1, 2001. Results of operations prior to the adoption of SFAS No. 142 are not restated. The following reconciles the reported net income (loss) and earnings (loss) per share to that which would have resulted had SFAS No. 142 been applied to the six month period ended May 31, 2001.

                                                                     May 31, 2001

         Reported net loss                                             ($562,000)
         Add:  Goodwill amortization, net of tax                          77,000
                                                                     ------------

         Adjusted net loss                                             ($485,000)
                                                                       ==========

         Reported basic loss per share                                   ($  .06)
         Add:  Goodwill amortization, net of tax, per basic share            .01
                                                                    -------------

         Adjusted basic loss per share                                   ($  .05)

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



E.       Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $116,000 and $220,000 for the six months ended May 31, 2002 and 2001. Cash payments for income taxes were $108,000 and $147,000 for the six months ended May 31, 2002 and 2001.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The net cash used in operating activities decreased by $48,000 for the six months ended May 31, 2002 as compared the six months ended May 31, 2001 due to the increase in accounts receivable of $1,068,000 and an increase in inventories of $1,013,000 substantially offset by an increase in accounts payable of $1,170,000, the increase in other current assets of $150,000, and the increase in cash provided by operations of $831,000. The increase in accounts receivables were primarily due to higher sales volume in May 2002 as compared to May 2001 of $803,000. The increase in inventories was primarily due to a 14% higher sales volume during the 2nd quarter of 2002 as compared to the 2nd quarter of 2001. The increase of accounts payable was due primarily to the increase in inventories. The increase in other current assets was primarily due to the decrease in prepaid income taxes of $147,000.

The net cash used in investing activities increased by $12,000 as a result of the increase of $12,000 in purchases of fixed assets for the six months ended May 31, 2002 as compared to the similar six months in the prior year.

The net decrease in cash provided by financing activities of $33,000 was primarily due to the decrease in net borrowings to the bank of $298,000 offset substantially by the increase in checks written in excess of deposits of $112,000 and the net purchase in treasury stock of $146,000. The decrease in net borrowings to the bank was primarily due to the increase in net cash provided by operations.

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


The following is a summary of working capital and current ratio for the periods presented:

                                                                  May 31, 2002                   November 30, 2001
                                                                  ------------                   -----------------
         Working Capital                                $3,960,000                              $3,862,000
         Current Ratio                                   1.45 to 1                               2.08 to 1

The Company's working capital increased by $98,000 during the six months ended May 31, 2002 as compared to November 30, 2001 primarily as a result of the $212,000 net income. Management believes that the present working capital is adequate to conduct its present operations. The Company does not anticipate any additional material capital expenditures for fiscal 2002. As of May 31, 2002, the Company and its subsidiary have an available line-of-credit of $5,000,000. As of May 31, 2002, $2,235,000 is unused under the line of credit. The line of credit expires on December 31, 2002. The line-of-credit agreement limits the payment of dividends by CPS Distributors, inc. and its subsidiaries ("CPS") to HIA, Inc. CPS is the wholly-owned subsidiary of HIA, Inc. The line-of-credit agreement also limits the payment of any expenses of HIA, Inc. by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact on HIA, Inc.'s ability to meet its cash needs as its cash needs are minimal. On June 12, 2001, the Company executed an amendment to the loan agreement with Wells Fargo Bank regarding a change in the debt covenants. The bank agreed to waive the minimum debt service covenant for the 1st and 2nd quarters of fiscal 2001 and decrease the covenant restriction's for the remainder of the term of the agreement.

The decrease in the current ratio as of May 31, 2002 as compared to November 30, 2001 is primarily attributable to the relative increase in accounts payable of $4,110,000, an increase in checks written in excess of deposits of $287,000 and the increase in bank borrowings of $950,000 as compared to the increase in accounts receivable of $2,646,000 and the increase in inventories of $2,845,000.

Income Taxes

As of May 31, 2002, the Company has recorded a current net deferred tax asset totaling $151,000 and has recorded a noncurrent net deferred tax asset totaling $36,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.

Results of Operations

Three Months Ended May 31, 2002 Compared to Three Months Ended May 31, 2001.

Net sales for the three months ended May 31, 2002 were up $1,320,000 as compared to May 31, 2001 primarily due to the favorable weather conditions experienced in the 2nd quarter of fiscal 2002 as compared to the inclement weather during the 2nd quarter of fiscal 2001.

Cost of Sales were up $621,000 for the three months ended May 31, 2002 as compared to the three months ended May 31, 2001. $329,000 of the increase was attributable to the increase in sales.

Gross profit was 32.1% during the three months ended May 31, 2002 as compared to 29.1% during the three months ended May 31, 2001 an increase of 3%. The increase was due to the combination of better pricing from vendors and more selective pricing on slower moving items of inventory to customers.

Selling, general and administrative expenses for the three months ended May 31, 2002 is comparable to the same period in the prior year.

Other expenses decreased by $73,000 for the three months ended May 31, 2002 as compared to the three months ended May 31, 2001 primarily due to the decrease in interest expense of $57,000 which was a direct result of the reduction of the prime rate of interest.

Net income increased $303,000 for the three months ended May 31, 2002 as compared to the three months ended May 31, 2001 primarily due to the increase in gross profit of $699,000 substantially offset by the increase in income tax of $414,000.



Six Months Ended May 31, 2002 Compared to Six Months Ended May 31, 2001.

Net sales increased by $1,266,000 for the six months ended May 31, 2002 as compared to May 31, 2001 primarily as a result of the increased sales in the 2nd quarter of fiscal 2002 as compared to the 2nd quarter of fiscal 2001.

Cost of Sales increased by $653,000 for the six months ended May 31, 2002 as compared to May 31, 2001 primarily as a result of the relative cost of the additional sales generated in the 2nd quarter of fiscal 2002 as compared to the 2nd quarter of fiscal 2001. The company recorded a reserve for obsolescence and shrinkage in the amount of $132,000 to record inventory which may have to be returned to the vendors or sold at greatly reduced prices by year end in order to liquidate slow and non-moving inventory. This amount is included in the cost of sales for the six months ended May 31, 2002.

Gross profit was 31.3% during the three months ended May 31, 2002 as compared to 29.6% during the six months ended May 31, 2001 an increase of 1.7%. The increase was due to the combination of better pricing from vendors and more selective pricing on slower moving items of inventory to customers.

Selling, general and administrative expenses decreased by $194,000 during the six months ended May 31, 2002 as compared to May 31, 2001 primarily due to the decrease of amortization expense of $76,000 which was a result of the cessation of recording amortization of goodwill beginning December 1, 2001.

Other expenses decreased by $91,000 during the six months ended May 31, 2002 as compared to May 31, 2001 primarily due to the reduction of interest expense. The decrease was attributable to the average interest rate of 4.56% for the six months ended May 31, 2002 as compared to the average interest rate of 7.95% for the six months ended May 31, 2001 and the lower average line-of-credit balance of $2,103,000 for the first six months of fiscal 2002 as compared to $3,337,000 for the first six months of fiscal 2001.

Net income increased $774,000 for the six months ended May 31, 2002 as compared to the six months ended May 31, 2001 primarily due to the increase in gross profit of $613,000 and a decrease in selling, general and administrative expenses of $194,000.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate. A 10% increase in short-term interest rates on the note payable to bank of $2,103,000 would increase the Company's yearly interest expense by approximately $11,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.

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

                                           HIA, INC.





Date: July 12, 2002                     By: Alan C. Bergold
                                            Alan C. Bergold
                                            Chief Financial Officer &
                                            President