Form 10-Q
period 2002-08-31
HIA INC
filed 2002-10-15
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For Quarterly Period Ended August 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,861,526 shares of the Registrant's $.01 par value common stock were outstanding at August 31, 2002.

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

         Item 4.  Submission of Matters to a Vote of Security Holders . . 15

         Item 5.  Certificate Pursuant to Section 1350 of Chapter 63
                  and 906 . . . . . . . . . . . . . . . . . . . . . . . . 15

         Item 6.  Exhibits and Reports on Form 8-K . . .  . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18




















                                     Part 1.

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of August 31, 2002
         and November 30, 2001. . . .. . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Operations for the three and nine months ended August 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . 6

         Consolidated Statements of Cash Flows for the nine months
         ended August 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . 7

         Notes to Consolidated Financial Statements .. . . . .  . . . . .   8


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

                            HIA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2001 is based upon an audited balance sheet. All other information is unaudited.)

                                                                                August 31,            November 30,
                                                                                   2002                2001
                                                                                   ----                ----
ASSETS
Current Assets:
  Cash                                                                          $      5,000              $         1,000
  Accounts receivable, net of allowance for
       doubtful accounts of $218,000 and $146,000                                  5,448,000                    3,452,000
  Inventories                                                                      4,963,000                    3,784,000
  Other current assets                                                               156,000                      204,000
                                                                                   ----------                 -------------
Total current assets                                                              10,572,000                    7,441,000
                                                                                   ----------                 -------------

Property and equipment, at cost:
  Leasehold improvements                                                             337,000                      289,000
  Equipment                                                                        1,381,000                    1,347,000
                                                                                   ---------                    ---------
                                                                                   1,718,000                    1,636,000
Less accumulated depreciation
     and amortization                                                              1,378,000                    1,216,000
                                                                                   ---------                    ---------

Net property and equipment                                                           340,000                      420,000

Other assets                                                                         188,000                      195,000
Goodwill, net of amortization                                                      1,151,000                    1,151,000
  of $383,000 and $383,000
Non-compete agreement, net of amortization
  of $49,000 and $37,000                                                             101,000                      113,000
                                                                                   ---------                -------------

TOTAL ASSETS                                                                     $12,352,000                   $9,320,000
                                                                                 ===========                   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            HIA, INC. AND SUBSIDIARY

(Information as of November 30, 2001 is based upon an audited balance sheet. All other information is unaudited).

                                                                                August 31,                November 30,
LIABILITIES                                                                        2002                  2001
                                                                                   ----                  ----
Current Liabilities:
  Note payable to bank                                                          $2,864,000                  $1,815,000
  Current maturities of long-term obligations                                      449,000                     487,000
  Accounts payable                                                               1,405,000                     477,000
  Checks written in excess of deposits                                             355,000                     207,000
  Accrued expenses and other current liabilities                                 1,246,000                     593,000
                                                                               -----------               -------------

Total current liabilities                                                        6,319,000                   3,579,000
                                                                               -----------               -------------

Long-term Obligations:
  Notes payable, less current maturities                                           946,000                  1,165,000
  Capital lease obligations, less current maturities                                14,000                    117,000
                                                                             -------------               ------------
Total long-term obligations                                                        960,000                  1,282,000
                                                                               -----------                -----------

TOTAL LIABILITIES                                                                7,279,000                  4,861,000
                                                                               -----------              -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196; outstanding 9,861,526
  and 10,126,525                                                                  131,000                     131,000
Additional paid-in capital                                                      3,109,000                   3,109,000
Retained earnings                                                               2,633,000                   1,831,000
                                                                              -----------                  ----------
                                                                                5,873,000                   5,071,000
Less treasury stock: 3,246,670 and
  2,981,671 shares at cost                                                       (800,000)                   (612,000)
                                                                            -------------             ---------------
Total stockholders' equity                                                      5,073,000                   4,459,000
                                                                               ----------               -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                          $12,352,000                  $9,320,000
                                                                        ==================                 ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            HIA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Nine Months Ended                     Three Months Ended
                                            -------------------                 --------------------
                                         Aug 31, 2002    Aug 31, 2001              Aug 31, 2002    Aug 31, 2001

Net sales                                $25,509,000      $24,786,000              $11,186,000      $11,728,000
Cost of sales                             17,219,000       17,555,000                7,375,000        8,364,000
                                       -------------    -------------              -----------     ------------
Gross profit                               8,290,000        7,231,000                3,811,000        3,364,000

Selling, general
 & administrative
 expenses                                  6,929,000        6,496,000                2,853,000        2,226,000
                                           ---------       ----------            -------------        ---------


Operating income                           1,361,000          735,000                  958,000        1,138,000

Other income (expense):
  Interest income                             61,000           68,000                   34,000            4,000
  Interest expense                          (184,000)        (319,000)                 (68,000)         (99,000)
  Misc. income (expense)                      34,000           36,000                   12,000           39,000
                                        ------------          -------               ----------    --------------
Total other expense                          (89,000)        (215,000)                 (22,000)         (56,000)

Income before income
   tax expense                             1,272,000          520,000                  936,000        1,082,000
Income tax  expense                          470,000          206,000                  346,000          206,000
                                          ----------         ---------               ---------       ----------

NET INCOME                                  $802,000          $314,000                $590,000         $876,000
                                             =======          ========                ========         ========

Net income per share
  Basic                                     $   .08            $   .03                 $   .06          $   .09
  Diluted                                   $   .08            $   .03                 $   .06          $   .09

Weighted average common shares outstanding:
      Basic                            10,173,825            10,189,974               10,015,526      10,192,581
      Dilutive                         10,215,491            10,267,141               10,015,526      10,229,054

The accompanying notes are an integral part of the consolidated financial statements.

                            HIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              For the Nine Months Ended
                                                                                           Aug 31, 2002        Aug 31, 2001
OPERATING ACTIVITIES:
Net Income                                                                                $802,000                $314,000
Adjustments to reconcile net income
   to net cash used  in operating activities:
      Depreciation and amortization                                                        174,000                 279,000
      Stock Compensation                                                                    15,000                  - 0 -
      Changes in current assets and
         current liabilities:
       Accounts receivable                                                              (1,996,000)            (2,333,000)
       Inventories                                                                      (1,179,000)              (801,000)
       Other current assets                                                                 48,000                 14,000
       Accrued expenses and other current liabilities                                      653,000                206,000
       Accounts payable                                                                    928,000              1,943,000
       Decrease (increase) in other assets                                                  7,000                  (6,000)
                                                                                 -----------------           -------------
NET CASH USED IN
  OPERATING ACTIVITIES                                                                   (548,000)               (384,000)
                                                                                         ---------           -------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (82,000)               (42,000)
NET CASH USED IN
  INVESTING ACTIVITIES                                                                     (82,000)               (42,000)
                                                                                    ---------------            -----------

FINANCING ACTIVITIES:
  Proceeds from note payable to bank                                                     7,749,000              8,437,000
  Payments on borrowings on note payable to bank                                        (6,700,000)            (7,608,000)
  Repayments of long-term debt                                                            (219,000)              (217,000)
  Payments on capital lease obligations                                                   (141,000)              (129,000)
  Increase in checks written in excess of deposits                                         148,000                 42,000
  Purchase of treasury stock                                                              (235,000)              (249,000)
  Sale of treasury stock                                                                    32,000                150,000
                                                                                     -------------           ------------
 NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                                                   634,000                426,000
                                                                                     -------------           ------------

NET DECREASE IN CASH                                                                         4,000                     --

CASH, BEGINNING OF PERIOD                                                                    1,000                     --
                                                                                     -------------       ----------------

CASH, END OF PERIOD                                                                    $     5,000                 $    -
                                                                                      ============         ==============

The accompanying notes are an integral part of the consolidated financial statements

                            HIA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended August 31, 2002 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2002. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2001 filed with the Securities and Exchange Commission on February 28, 2002.


B.       Net Income Per Common Share
         ----------------------------

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period (10,173,825 and 10,015,526 for the nine months and three months ended August 31, 2002). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the nine  months  ended  August 31,  2002 and August 31,  2001,  total stock options in the amount of 295,000 and 295,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive. Included in the dilutive earnings per share computation are 750,000 options.


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

On July 18, 2001, the Board of Directors granted common stock options to ten middle and senior managers of the Company. The options totaled 460,000 shares of which 165,000 shares of options expired on December 31, 2001 if not subscribed by that date. The option price was $.30 per share. The remainder of the options were to be exercised no later than December 31, 2002. As of December 31, 2001, 105,000 shares were subscribed to by the managers which meant that the remaining 60,000 options expired as of that date. Three senior managers were given, as a bonus for 2001, an additional 16,667 shares (valued at $.30 per share) which were granted on December 20, 2001 when the market price was $.21 per share. As of August 31, 2002, 270,000 options remain under this stock option offer.

On July 3, 2002, the Company purchased 420,000 shares of common stock from a non-affiliated stockholder for approximately $.56 per share, a total purchase price of $235,000.


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

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 1, 2001. Results of operations prior to the adoption of SFAS No. 142 are not restated. The following reconciles the reported net income and earnings per share to that which would have resulted had SFAS No. 142 been applied to the nine month period ended August 31, 2001.

                                                          August 31, 2001

         Reported net income                                   $314,000
         Add:  Goodwill amortization, net of tax                114,000
                                                            -----------

         Adjusted net income                                   $428,000
                                                               ========

         Reported basic income per share                       $    .03
         Add:  Goodwill amortization, net of tax, per basic
               share                                                .01
                                                          -------------

         Adjusted basic income per share                       $    .04

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

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.


E.       Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $184,000 and $319,000 for the nine months ended August 31, 2002 and 2001. Cash payments for income taxes were $232,000 and $229,000 for the nine months ended August 31, 2002 and 2001.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The net cash used in operating activities increased by $164,000 for the nine months ended August 31, 2002 as compared the nine months ended August 31, 2001 primarily due to an increase in net income of $488,000, a decrease in accounts receivable of $337,000 and an increase in accrued expenses and other current liabilities of $447,000 partially offset by the decrease in depreciation and amortization of $105,000, an increase in inventories of $378,000, and an decrease in accounts payable of $1,015,000. The decrease in accounts receivables were primarily due to significantly higher balance of receivables at November 30, 2000 as compared to November 30, 2001 a difference of $480,000 somewhat offset by the increase in sales (6.6%) in the 3rd quarter 2002 as compared to the 3rd quarter 2001. The increase in accrued expenses and other current liabilities was primarily due to an increase in the accrual of management bonus' of $326,000, as a result of the higher earnings, and an increase in the accrual for profit sharing of $58,000 for the nine months ended August 31, 2002 as compared to August 31, 2001. The decrease in depreciation and amortization of $105,000 was primarily due to the cessation of the amortizing of goodwill, which took effect on December 1, 2001. The increase in inventories was primarily due to the opening of a new branch in West Denver opened in March 2002. The decrease in accounts payable was primarily due to the cash generated from income from operating activities of $383,000 and the increase of $447,000 in accrued expenses and current liabilities.

The net cash used in investing activities increased by $40,000 as a result of the increase in purchases of fixed assets for the nine months ended August 31, 2002 as compared to the similar nine months in the prior year.

The net cash provided by financing activities increased by $208,000 was primarily due to the increase in net borrowings to the bank of $220,000, the increase in checks written in excess of deposits of $106,000 partially offset by the decrease net sales of treasury stock of $104,000. The increase in net borrowings to the bank was primarily due to the decrease in accounts payable.

The purchase of treasury stock for the nine months ended August 31, 2001 was a result of the tender offer sent to all its shareholders on October 31, 2000 for up to 3,000,000 shares of its common stock for a purchase price of $.25 per share. The offer expired on December 15, 2000 and on January 4, 2001, a total of 732,956 shares of common stock were tendered for a total purchase price of $183,239. A total of approximately $57,000 was incurred for legal, accounting, transfer agent and other related costs, related to this tender offer. In addition, during January and February 2001, the Company acquired from non-affiliate stockholders 33,500 shares of its common stock at a price of $.25 per share.

On July 18, 2001, the Board of Directors granted common stock options to ten middle and senior managers of the Company. The options totaled 460,000 shares of which 165,000 shares of options expired on December 31, 2001 if not subscribed by that date. The option price was $.30 per share. The remainder of the options were to be exercised no later than December 31, 2002. As of December 31, 2001, 105,000 shares were subscribed to by the managers which meant that the remaining 60,000 options expired as of that date. Three senior managers were given, as a bonus for 2001, an additional 16,667 shares (valued at $.30 per share) which were granted on December 20, 2001 when the market price was $.21 per share. As of August 31, 2002, 270,000 options remain under this stock option offer.

On July 3, 2002, the Company purchased 420,000 shares of common stock from a non-affiliated stockholder for approximately $.56 per share, a total purchase price of $235,000.

The following is a summary of working capital and current ratio for the periods presented:

                              August 31, 2002                 November 30, 2001
                              ---------------                 -----------------
         Working Capital       $4,523,000                             $3,862,000
         Current Ratio         1.67 to 1                               2.08 to 1

The Company's working capital increased by $661,000 during the nine months ended August 31, 2002 as compared to November 30, 2001 primarily as a result of the $802,000 net income. Management believes that the present working capital is adequate to conduct its present operations. The Company does not anticipate any additional material capital expenditures for the remainder of fiscal 2002. As of August 31, 2002, the Company and its subsidiary have an available line-of-credit of $5,750,000. As of August 31, 2002, $2,136,000 is unused under the line of credit. In August of 2002, the Company executed a new loan agreement which increased the maximum line of credit from $5,000,000 to $5,750,000 and extended the expiration date of the overall agreement to June 30, 2004. The line-of-credit agreement limits the payment of dividends by CPS Distributors, inc. and its subsidiaries ("CPS") to HIA, Inc. CPS is the wholly-owned subsidiary of HIA, Inc. The line-of-credit agreement also limits the payment of any expenses of HIA, Inc. by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact on HIA, Inc.'s ability to meet its cash needs as its cash needs are minimal. On June 12, 2001, the Company executed an amendment to the loan agreement with Wells Fargo Bank regarding a change in the debt covenants. The bank agreed to waive the minimum debt service covenant for the 1st and 2nd quarters of fiscal 2001 and decrease the covenant restrictions for the remainder of the term of the agreement.


The decrease in the current ratio as of August 31, 2002 as compared to November 30, 2001 is primarily attributable to the relative increase in accounts receivable of $1,996,000 and the increase in inventories of $1,179,000 as compared to the increase of notes payable to bank of $1,049,000 and the increase of $1,729,000 in accounts payable and other current liabilities.


Income Taxes

As of August 31, 2002, the Company has recorded a current net deferred tax asset totaling $152,000 and has recorded a noncurrent net deferred tax asset totaling $36,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.


Results of Operations

Three Months Ended August 31, 2002 Compared to Three Months Ended August 31,
2001.

Net sales for the three months ended August 31, 2002 were down $542,000 or 4.6% as compared to August 31, 2001 primarily due to the drought conditions and economic recession in the Rocky Mountain Region.

Cost of Sales were down $989,000 for the three months ended August 31, 2002 as compared to the three months ended August 31, 2001 primarily as a result of the cost of the decrease in sales of approximately $389,000 and the increase in gross margin (lower cost to every $1 of sales) of 5.4% or a total effect of lowering the cost of sales by approximately $600,000.

Gross profit was 34.1% during the three months ended August 31, 2002 as compared to 28.7% during the three months ended August 31, 2001 an increase of 5.4%. The increase was primarily due to the combination of improved discounts from vendors, better pricing to customers/more selective pricing on slower moving items of inventory to customers and a positive variance in write-offs of obsolete/shrinkage of inventory of $255,000.

Selling, general and administrative expenses increased $627,000 for the three months ended August 31, 2002 as compared to August 31, 2001 primarily due to the increase in expenses for the new Lakewood branch (opened March 2002) of $88,000, the increase of payroll of $283,000, the increase of the allowance reserve for doubtful accounts of $113,000. The increase in payroll is primarily due to an increase in the accrual of management bonuses of $180,000, as a result of the higher earnings, and an increase in the accrual for profit sharing of $36,000. The increase in the allowance reserve for doubtful accounts is due to the reduced collection probabilities for customers directly effected by the drought and economic conditions.

Other expenses decreased by $34,000 for the three months ended August 31, 2002 as compared to the three months ended August 31, 2001 primarily due to the increase in interest income generated due to past due receivables of $30,000, the decrease in interest expense of $31,000 offset substantially by a decrease in miscellaneous income of $27,000. The decrease in interest expense was primarily due to the reduction of the prime rate of interest.

Net income decreased by $286,000 for the three months ended August 31, 2002 as compared to the three months ended August 31, 2001 primarily due to the additional gross profit of $447,000 decreased by the increased in selling, general and administrative expenses of $627,000 and the additional income tax expense of $140,000.


Nine Months Ended August 31, 2002 Compared to Nine Months Ended August 31, 2001.

Net sales increased by $723,000 for the nine months ended August 31, 2002 as compared to August 31, 2001 primarily due to the Company's continued increase of the aggregate irrigation market in the Rocky Mountain Region.

Gross profit was 32.5% during the nine months ended August 31, 2002 as compared to 29.2% during the nine months ended August 31, 2001 an increase of 3.3% primarily due to the combination of better pricing from vendors, better pricing to customers and more selective pricing on slower moving items of inventory to customers.

Selling, general and administrative expenses increased by $433,000 during the nine months ended August 31, 2002 as compared to August 31, 2001 primarily due to the increase of payroll of $424,000, the increase in expenses for the new Lakewood branch (opened March 2002) of $165,000 primarily offset by the decrease in amortization expense of $105,000. The increase in payroll was primarily due to an increase in the accrual of management bonuses of $326,000, as a result of the higher earnings, and an increase in the accrual for profit sharing of $58,000 for the nine months ended August 31, 2002 as compared to August 31, 2001. The decrease in depreciation and amortization of $105,000 was primarily due to the cessation of the amortizing of goodwill, which took effect on December 1, 2001.

Other expenses decreased by $126,000 during the nine months ended August 31, 2002 as compared to August 31, 2001 primarily due to the reduction of interest expense. The decrease was attributable to the average interest rate of 6.24% for the nine months ended August 31, 2002 as compared to the average interest rate of 8.76% for the nine months ended August 31, 2001 and the lower average line-of-credit balance of $2,418,000 for the first nine months of fiscal 2002 as compared to $3,310,000 for the first nine months of fiscal 2001.

Net income increased $488,000 for the nine months ended August 31, 2002 as compared to the nine months ended August 31, 2001 primarily due to the increase in gross profit of $1,059,000 and a decrease in interest expense of $135,000 partially offset by an increase in selling, general and administrative expenses of $433,000 and an increase in income tax of $264,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate. A 10% increase in short-term interest rates on the note payable to bank of $2,864,000 would increase the Company's yearly interest expense by approximately $15,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.

                                     Part II


Item     1.       Legal Proceedings

                  NONE

Item     2.       Changes in Securities and Use of Proceeds

                  NONE

Item     3.       Defaults Upon Senior Securities

                  NONE

Item     4.       Submission of Matters to a Vote of Security Holders

                  NONE

Item     5.       Certification Pursuant to Section 1350 of Chapter 63

                    Exhibit A - Certification Pursuant to Section 906

Item    6.        Exhibits and Reports on Form 8-K

                  NONE

Item 5.

              Certification Pursuant to Section 1350 of Chapter 63
                      Of Title 18 of the United States Code



I,      Alan C. Bergold         the [CEO/CFO] of    HIA, Inc.         , certify
   ----------------------------                  -----------------
that: (i) the [report] fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the [report] fairly presents, in all material respects, the financial
condition and results of operations of     HIA, Inc.
                                      -----------------


                                                    /s/ Alan C,. Bergold
                                                     Chief Financial Officer &
                                                     President

                                    Exhibit A

                                  CERTIFICATION


I, Alan C. Bergold, certify that:
   ---------------

1.   I have reviewed this quarterly report on Form 10-Q of  HIA, Inc.;
                                                            ---------

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: October 15, 2002            /s/ Alan C. Bergold
                                            Chief Financial Officer & President

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                             HIA, INC.





Date:October 15, 2002                              /s/ Alan C. Bergold
                                                       Alan C. Bergold
                                                       Chief Financial Officer &
                                                       President