Form 10-K
period 2002-11-30
HIA INC
filed 2003-02-28
CIK 318189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-K
                            Annual Report Pursuant to
                           Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

     For the
fiscal year ended                                               Commission File
November 30, 2002                                                  #09-9599

                                    HIA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              16-1028783
 ------------------------------                            --------------------
(State or other jurisdiction of                           (Federal employer
 Incorporation or Organization)                           identification number)

                               4275 Forest Street
                             Denver, Colorado 80216
                      -------------------------------------
                     (Address of principal executive office)

                                 (303) 394-6040
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:            NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $.01
                                 --------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

Indicate by check mark whether the Issuer is an accelerated filer (as defined in Rule 12b-2 of the Act):

                  YES                                NO     X
                      ----------                        ----------

The Issuer had net sales of $31,205,000 for the fiscal year ended November 30, 2002.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of January 01, 2003 was $652,000 based on market value of stock as compiled by finance.yahoo.com.

The number of shares of the only class of Common Stock of the Issuer outstanding as of January 01, 2003 was 9,985,526.

                                     PART I

Item 1. Business
----------------

(a) General Development of Business
-----------------------------------

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

(b) Narrative Description of Business
-------------------------------------

     General " The Company acquired CPS, over a hundred-year-old company based in Denver, Colorado, in February 1984. CPS serves customers in the Rocky Mountain region in five states consisting of Colorado, Wyoming, New Mexico, Kansas and Nebraska. CPS carries a variety of brand name products, including pumps and water systems, water conditioning equipment, pump and well accessories, pipe valves and fittings and sprinkler system equipment. The Company's net sales for industrial, commercial and residential pumps and turf irrigation equipment represented approximately 10% and 90%, respectively, of net sales for 2002, approximately 14% and 86%, respectively, of net sales for 2001 and 10% and 90%, respectively, of net sales for 2000.

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

     During the spring of 2002, the Company's directors decided to repurchase more of the Company's stock from shareholders. The Company was experiencing 10% growth in sales and a substantially greater growth in operating profits for the year and financial projections looked very favorable for the remainder of the year. It was decided by the Board to repurchase up to $750,000 worth of common stock from existing non-affiliated shareholders. Wells Fargo Bank, the Company's provider for operating capital, was contacted to accommodate the repurchase plan by increasing the line of credit and adjusting any loan covenants which may be affected by the repurchase. The Company's attorneys were contacted to begin creating the documents necessary to do a tender offer in the financial range specified above.

     On July 3, 2002, the Company purchased 420,000 shares of common stock from a non-affiliated stockholder for approximately $.56 per share, a total purchase price of $235,000.

     On August 15, 2002 the Company entered into a new loan financing agreement with Wells Fargo Bank increasing the maximum line of credit to $5,750,000 and specifically authorizing up to $1,000,000 for the repurchase of HIA common stock.

     During late summer to early fall, the Company began to feel the effects of the continued drought conditions in the Rocky Mountains. Sales (particularly to residential contractors) began to drop from the prior year's results and the municipal water agencies began to severely restrict domestic water usage, especially for watering lawns and shrubs. At this time, it was decided by the Board of Directors to abandon the prospective tender offer and wait until more advantageous business conditions developed for our industry in particular. The Company had spent $11,000 on legal fees in the tender offer before abandonment of the project.


     Marketing - CPS's line of products has changed in response to the supply and demand forces of the marketplace. The management of CPS believes that its two divisions (i.e., turf and irrigation equipment and industrial, commercial and residential pumps and equipment) reduce the cyclicality of sales and earnings that would otherwise be affected by product line shifts caused by economic and demographic changes; however, the Company is subject to the ups and downs of the overall construction activity in the Rocky Mountain region. The Company purchases approximately 17% of its products volume from one manufacturer. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

     CPS's sales and service engineers provide technical support to assist customers in developing a system specifically tailored to the customers' needs.

     The irrigation and landscape industry in the Rocky Mountain region will be facing a critical dilemma in the next few years. The continued drought in the region has forced municipal water suppliers and government agencies to restrict water usage, especially for domestic landscape and irrigation purposes. The desire of homeowners and businesses to maintain lush blue-grass lawns and expansive gardens will be in direct conflict with conservation measures dictated by these public and private organizations until such time as the drought conditions recede or are eliminated.

     It is the position of the Company that (considering drought conditions will continue for the next few years) the market for its products will be reduced, although not significantly. A 15% to 25% reduction in sales would not necessarily place the Company in a substantially negative financial condition. The Company has flexibility within its expense structure to accommodate such a decline without losing a significant amount of money. However, declines in excess of those amounts would necessarily cause the Company to reorganize its operations and possibly the strategic direction of the Company would need to be changed in order to survive. The Company, at this time, does not think that these kinds of drastic measures would need to be put into place.

     General conservation measures could be a positive event for the industry, particularly when considering the business generated by homeowners desiring to modify their existing irrigation and landscape systems to make them more drought tolerant. Consumer education required to make these changes in planning using creative landscape techniques is not new to the industry, particularly in the dry Southwest region of the country. Colorado, in particular, and its governmental representatives (in addition to conservation methods) are looking at increasing water supplies through the addition of new dams and making existing dams and reservoirs larger and more efficient. The Company's employees are diligently working with government agencies and trade organizations to insist that changes in policy are made in a positive manner with the clear intent of continuing the vitality and prosperity of our industry.

     Customer Base and Seasonality - CPS's customers include contractors, dealers and municipalities with the majority of sales derived from contractors. The Company believes neither its aggregate sales nor those of any of its business units are concentrated in or materially dependent upon any single customer or small group of customers.

     Quotation activity is especially intense in the winter and spring months (December to April) when contracts are reviewed and eventually awarded for spring or summer construction. Since approximately 90% of CPS's business is composed of turf and irrigation products, its sales are concentrated from March to October and are therefore seasonal in nature.

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

     Employees - At November 30, 2002, the Company employed 88 persons, of which 24 were warehouse and branch counter employees and 64 were sales and administrative employees. The Company considers its employee relations to be good. None of the Company's employees is covered by union contracts or collective bargaining agreements.

     The Company uses computer resources for its order entry, inventory, payroll and accounting function.

Item 2. Properties
------------------

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

     The Company also leases 9,954 square feet of office/warehouse space on 21,781 square feet of land in Colorado Springs, Colorado; 10,100 square feet of office and warehouse space on 14,000 square feet of land in Fort Collins, Colorado; 10,000 square feet of office and warehouse space in Thornton, Colorado; 10,000 square feet of office and warehouse space in Littleton, Colorado; 13,400 square feet of warehouse/office space in Englewood, Colorado; 9,120 square feet of office and warehouse space in Cheyenne, Wyoming and 6,400 square feet of office and warehouse space in Broomfield, Colorado.

     On April 1, 2002, the Company leased a facility in Lakewood, Colorado with 15,000 square feet of warehouse and office space. The facility is located conveniently next to a major highway and services the west-central territory of the metropolitan Denver area, a territory previously not serviced by the Company.

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


Item 3. Legal Proceedings
-------------------------

     As part of its ordinary course of business, the Company is involved in certain litigious activities from time to time. No litigation exists at November 30, 2002 or to the date of this report that management or its legal counsel believe will have a material impact on the financial position or operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     There were no matters submitted to a shareholder vote during the fiscal year ended November 30, 2002.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Security Holders
--------------------------------------------------------------------------
        Matters
        -------

     The principal market on which HIA's common stock is traded is the over-the-counter market. Although at least one market maker continues to quote prices for HIA's common stock, the Company is not aware of any established public trading market for HIA's common stock since June 6, 1986.

     The following table sets forth the high and low closing bid quotations for the common stock for the fiscal years ended November 30, 2002 and 2001. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

          Fiscal year ended November 30, 2002              Bid Quotations
          ----------------------------------------------------------------------
                                                     High                 Low
                                                   -----------------------------
          First Quarter                              .37                  .19
          Second Quarter                             .35                  .22
          Third Quarter                              .27                  .16
          Fourth Quarter                             .28                  .16

          Fiscal year ended November 30, 2001              Bid Quotations
          ----------------------------------------------------------------------
                                                     High                 Low
                                                   -----------------------------
          First Quarter                              .38                  .19
          Second Quarter                             .25                  .22
          Third Quarter                              .26                  .22
          Fourth Quarter                             .30                  .20


     The approximate number of holders of record of HIA's common stock as of November 30, 2002 was 1,650.

     The Company has never declared any dividends with respect to HIA's common stock. The Company has not in the past and is currently restricted from paying cash dividends under its existing line-of-credit agreement.

     During fiscal 2002, 2001 and 2000, the Company issued no shares, 600,000 shares and 600,000 shares from treasury to its executive officers for cash proceeds of $0, $150,000 and $112,000 in conjunction with their exercise of options previously granted. All of the foregoing shares were sold in reliance upon exemptions afforded by Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.



     Forward Looking Statements
     --------------------------

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


Item 6. Selected Financial Data
--------------------------------

The following table sets forth selected consolidated financial data for each of the Company's last five fiscal years:

                                                Years Ended November 30,
                      ---------------------------------------------------------------------------
                          2002            2001            2000            1999           1998
                      -----------     -----------     -----------     -----------     -----------
Net Sales             $31,205,000     $31,270,000     $32,141,000     $26,133,000     $18,786,000

Net Income            $   696,000     $   365,000     $   378,000     $   488,000     $   418,000

Net Income
     Per Common
     Share            $       .07     $       .04     $       .04     $       .05     $       .04

Cash Dividend Per            -               -               -                -              -
     Common Share

AT YEAR END

Total Assets          $ 8,644,000     $ 9,320,000     $10,181,000     $ 9,305,000     $ 4,609,000

Long-Term             $   860,000     $ 1,282,000     $ 1,772,000     $ 2,106,000     $   287,000
     Obligations

                                                 9



The following table sets forth selected unaudited consolidated financial data for each of the Company's last eight fiscal quarters:

                                                            2002
                        ---------------------------------------------------------------------------
                        Nov. 30, 2002        Aug. 31, 2002        May 31, 2002        Feb. 28, 2002
                        -------------        -------------        ------------        -------------
Net Sales               $  5,696,000         $ 11,186,000         $ 10,605,000        $  3,718,000

Gross Profit            $  2,075,000         $  3,811,000         $  3,404,000        $  1,075,000

Net Income             ($    106,000)        $    590,000         $    774,000       ($    562,000)

Income (Loss)           $       (.01)        $        .06         $        .08        $       (.06)
     Per share


                                                            2001
                        ---------------------------------------------------------------------------
                        Nov. 30, 2001        Aug. 31, 2001        May 31, 2001        Feb. 28, 2001
                        -------------        -------------        ------------        -------------

Net Sales               $  6,483,000         $ 11,729,000         $  9,285,000        $  3,773,000

Gross Profit            $  2,440,000         $  3,365,000         $  2,705,000        $  1,162,000

Net Income              $     52,000         $    876,000         $    471,000       ($  1,034,000)

Income (Loss)           $        .01         $        .09         $        .05        $       (.10)
     Per share



Item 7. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     For the year ended November 30, 2002, the Company's net income was $696,000 compared to $365,000 for the year ended November 30, 2001 (previous year). Net income increased by $331,000 primarily as a result of an increase in gross profit of $693,000 and a decrease in interest expense of $162,000 partially offset by an increase in sales, general and administrative expenses of $394,000 and an increase in income taxes of $117,000. These changes are further explained in the Results of Operations section of this report.

During the year ended November 31, 2002, the Company provided net cash from operations of $1,683,000 as compared to $1,076,000 for the previous year. The increase of $607,000 was primarily attributable to the increase in net income of $331,000, the increase in accounts receivable of $692,000, the decrease in inventories of $659,000 and the increase in other current liabilities of $250,000.

                                       10

The increase in accounts receivable was primarily attributable to the increase in average days outstanding in payment terms due to the sluggish economy and the drought conditions in the Rocky Mountain region which severely curtailed the cash flow from operations from some of the Company's customer base going into the late fall and winter months. The decrease in inventories was primarily due to the continued diligence of the Company's purchasing department and inventory control constraints implemented with the installation of the new computer system in February of 2000. Decreased sales of $787,000 in the fourth quarter of 2002 as compared to the same period in the previous year, reducing the requirement for stocking of inventories, further attributed to the net reductions in inventory levels. The increase in current liabilities was primarily attributable to the increase in bonuses paid to management and officers of $249,000 due to the increased operating income for 2002.

Net cash used in investing activities decreased by $77,000 during 2002 as compared to a decrease of $7,000 during 2001, a net decrease of $70,000, primarily as a result of additional purchases of property and equipment of $43,000 in 2002.

Net cash used in financing activities increased by $1,600,000 during 2002 as compared to an increase of $1,068,000 during 2001, a net increase of $532,000. The increase was primarily attributable to the decrease in line-of-credit balances of $240,000, the increase in checks written against future deposits of $204,000 and the decrease in the proceeds from sale of treasury stock of $103,000.

The decrease in the line-of-credit balances were primarily attributable to the increase in net income of $331,000 during 2002 as compared to the previous year.

As of December 31, 2001, 105,000 shares of common stock options were subscribed to by senior managers and executives of the Company, for a total purchase price of $31,500. Three senior executive managers were given, as a bonus for 2001, an additional 16,667 shares each (valued at $.30 per share), a total of $15,000. As of December 31, 2000, 600,000 shares of common stock options were subscribed to by Directors of the Company for a total purchase price of $150,000.

On July 3, 2002, the Company purchased 420,000 shares of common stock from a non-affiliated stockholder for approximately $.56 per share, a total purchase price of $235,000.

As of December 31, 2002, senior managers subscribed to 124,000 shares of options at a price of $.30 per share. The remaining options outstanding, a total of 171,000 shares, expired on that date.

     For the year ended November 30, 2001, the Company's net income was $365,000 compared to $378,000 for the year ended November 30, 2000. Net income decreased by $13,000 as compared to the prior year primarily as a result of the decrease in operating income of $199,000 substantially offset by the increase in other income of $156,000 (including a reduction in interest expense of $67,000) and the decrease in income tax expense of $30,000. During the year ended November 30, 2001, the Company provided $1,127,000 in cash from operations compared to $527,000 used in operations during the year ended November 30, 2000.

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

The following is a two-year summary of working capital and current ratios:

                                    2002                      2001
                                    ----                      ----

     Working Capital             $4,087,000                $3,862,000

     Current Ratios               2.45 to 1                 2.07 to 1

The increase in the current ratio in 2002 was primarily due to the increased net income at November 30, 2002 as compared to November 30, 2001.

As of November 30, 2002, the Company and its subsidiary had an available line-of-credit totaling $5,750,000 of which $4,741,000 was available and unused. The line of credit expires on June 30, 2004 however, management believes that they will have the opportunity to renew upon expiration.

Management believes that the present working capital as well as its available line-of-credit is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditure for fiscal 2003.

Results of Operations
---------------------

Comparison Fiscal 2002 vs. 2001
-------------------------------

Net sales were down $65,000. Net sales for the first two quarters of 2002 were 10% greater than the previous year's results, however, the lagging economy and the continued drought conditions in the Rocky Mountain region suppressed sales for the remaining two quarters of 2002, thereby creating a virtual match for the two years being compared.

Gross profit percentage increased from 31% in 2001 to 33% in 2002, an increase of 2%. This increase was primarily attributable to a continued effort by the purchasing and marketing departments of the Company to secure better pricing from vendors and target profitability on sales of specific lines of inventory.

Selling, general and administrative expenses increased by $394,000 primarily due to the addition of a new branch located in Lakewood, Colorado during April, 2002. The additional expenses incurred by the new branch were $233,000 for 2002.

Other expense decreased by $149,000 primarily as a result of reduced interest expense of $162,000. This decrease was primarily due to the decrease in the average bank borrowings ($2,210,000) during 2002, $3,095,000 during 2001). Weighted average interest rates on bank borrowings were 4.8% during 2002 and 7.4% during 2001. Additionally, there was a decrease of $39,000 of interest paid on long term notes and leases due to the principal reductions on the notes during 2002.

Net income increased by $331,000 for the year ended November 30, 2002, the Company's net income was $696,000 compared to $365,000 for the year ended November 30, 2001 (previous year). Net income increased by $331,000 primarily as a result of an increase in gross profit of $693,000 and a decrease in interest expense of $162,000 partially offset by an increase in sales, general and administrative expenses of $394,000 and an increase in income taxes of $117,000.


Income Taxes
------------

     At November 30, 2002, the Company has recorded a current net deferred tax asset totaling $170,000 and has recorded a noncurrent net deferred tax asset totaling $53,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets. See Note 6 to the Company's Consolidated Financial Statements.

     The Company's effective tax rate for the year ended November 30, 2002 of approximately 38% differs from the Company's blended Federal and State tax rate of 37% due primarily to the non-deductible nature of the amortization of goodwill for tax purposes and other non-deductible items which is consistent with prior years.

Comparison Fiscal 2001 vs. Fiscal 2000
--------------------------------------

Net sales were down $871,000 primarily as a result of the inclement weather in early spring which delayed contractors on beginning jobs for at least a month. This work was not able to be made up by the end of the year by the contractors. Cost of sales decreased by $1,152,000 due to adjustments to pricing on specific lines of inventory, lower sales volume, better pricing from vendors and reduced inventory shrinkage due to better inventory control in 2001 by $194,000. Due to the reduction of cost of sales the gross profit percentage increased by 1.7% (30.9% in 2001 versus 29.2% in 2000).

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

Income Taxes
------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Our significant accounting policies are outlined within Item 8 as Note 2 to the consolidated financial statements. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and often involve complex estimation:

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of November 30, 2002, our net accounts receivable balance was $2,702,000.

Inventory: Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of November 30, 2002, our inventory balance was $4,011,000.

Goodwill and intangible assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of November 30, 2002, we had $1,249,000 of goodwill and intangible assets remaining on the balance sheet, the value of which we believe is realizable based on the estimated future cash flows.


Recent Accounting Pronouncements
--------------------------------

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

     In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company will adopt the new SFAS 148 disclosure requirements in the first quarter of fiscal 2003.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     The Company does not have material market risk on market risk sensitive instruments. It has no exposure to fluctuations in currency exchange rates or commodity prices. Its only interest rate risk arises from its bank line-of-credit.

     The Company's long-term debt consists of fixed rate loans and capital leases that are unaffected by interest rate fluctuations and have fair values approximately equal to their carrying values. It's operating line-of-credit bears interest at lender prime (4.25% at November 30, 2002). For the year ended November 30, 2002, the Company's total interest expense was $232,000. Assuming outstanding borrowings under the Company's revolving line-of-credit at the same levels that prevailed during fiscal 2002, a 10% decrease or increase in the prime rate prevailing at year-end 2001 (i.e., from 4.25% to 4.75% or 3.75%) would result in a decrease or increase of $11,000 in the Company's interest expense in fiscal 2003.

Item 8. Financial Statements
----------------------------

     The response to this item is submitted as a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

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

                                    PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

     (a) Identification of Directors

          The list presented below sets forth the names and ages of all directors of the Company indicating all positions and offices with the Company held by each such person and his term of office as director and the period during which he has served as such.

          Name                  Age    Positions                 Director Since
          ----                  ---    ---------                 --------------

          Carl J. Bentley        69    Chairman of the Board          1994
                                       and Director

          Alan C. Bergold        54    President, Treasurer           1981
                                       and Director

          Donald L. Champlin     51    Executive Vice President,      1994
                                       Secretary and Director

     (b) Identification of Executive Officers

          The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such.

                                                                    Year First
          Name                  Age    Positions                    Elected (1)
          ----                  ---    ---------                    -----------

        Carl J. Bentley          69    Chairman of the Board           1996
                                       and Director                    1994

        Alan C. Bergold          54    President, Treasurer            1996
                                       and Director                    1981

        Donald L. Champlin       51    Executive Vice President,       1996
                                       Secretary
                                       and Director                    1994

(1) All officers serve at the discretion of the Board of Directors.

(c) Business Experience
-----------------------

     The material presented below sets forth a brief account of the business experience during at least the past five years of each director, executive officer and significant employee.

     Carl J. Bentley, age 69, was appointed Chairman of the Board in October 1996. He joined the Company as General Manager of CPS in July 1985. In November 1986, he became President and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

     Alan C. Bergold, age 54, was appointed President in October 1996 and Executive Vice President of the Company in July 1983. He served as Vice President and Secretary of the Company from 1981 to 1983. Mr. Bergold has been a director of the Company since 1981.

     Donald L. Champlin, age 51, was appointed Executive Vice President in October 1996. He joined the Company as Pump Product Manager in October 1983. In February 1989, he became Vice President of Marketing and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.


(d) Involvement in Certain Legal Proceedings
--------------------------------------------

     None.

(e) Promoters and Control Persons
---------------------------------

     Not applicable.

(f) Section 16(a) Beneficial Ownership Reporting Compliance
-----------------------------------------------------------

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2002 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2002, if any, and written representations furnished to the Company as to the absence of any requirement for the filing of Forms 5, the Company believes that its officers, directors and 10% beneficial owners have filed on a timely basis all required Forms 3, 4 and 5 under Section 16(a) of the Exchange Act due in or in respect of the 2002 fiscal year.



Item 11.  Executive Compensation
--------------------------------

     Summary Compensation Table
     --------------------------

          The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended November 30, 2002, 2001 and 2000 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded
          $100,000, and all executives of the Company as a group:


                                         Annual Compensation                             Long-term Compensation
                                         -------------------                             ----------------------
    Name and              Year                               Other      Restricted Securities
    Principal            Ended                              Annual         Stock   Underlying      LTIP          All Other
    Position            Nov. 30   Salary       Bonus     Compensation      Award   Options/SARs   Payouts       Compensation
    --------            -------   ------       -----     ------------      -----   ------------   -------       ------------
Carl J. Bentley          2002    $201,650    $156,357     $ 12,000        $  -         -         $     -         $   5,060
   Chairman of the       2001     185,000      96,723       12,000           -      250,000            -             6,720
   Board                 2000     169,900      81,407         -                     200,000            -             3,400


Alan C. Bergold          2002    $199,150    $156,347     $ 12,000           -         -         $     -         $  16,218
   President             2001     182,500      96,723       12,000           -      250,000            -            16,876
                         2000     167,400      81,407         -              -      200,000            -             8,700

Donald L. Champlin       2002    $199,150    $156,347     $ 12,000           -         -         $     -         $  17,727
   Executive             2001     182,500      96,723       12,000           -      250,000            -            18,708
   Vice-President        2000     167,400      81,407         -              -      200,000            -             9,800


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

                                       21

     The Company has employment agreements as follows:

          Carl J. Bentley (1): $201,650 annual salary per year, adjusted for cost of living plus seven percent per annum base increase; plus eight and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of five years beginning May 31, 2001.

          Alan C. Bergold (1): $199,150 annual salary per year, adjusted for cost of living plus seven percent per annum base increase; plus eight and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of five years beginning May 31, 2001.

          Donald L. Champlin (1): $199,150 annual salary per year, adjusted for cost of living plus seven percent per annum base increase; plus eight and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of five years beginning May 31, 2001.

     (1) There is a provision for payment of one year's compensation as a result of the sale of all or substantially all of the Company's assets.

(b)   Option/SAR Grants in Last Fiscal Year
-------------------------------------------

                                 % of Total
                                 Options/SARs
      Number of                   Granted to
      Securities                   Exercise      Market                   Grant
      Underlying    Employees      or Base       Price                    Date
     Options/SARs   in Fiscal       Price/      on Date   Expiration     Present


                                      NONE

(c)  Aggregated Option/SAR Exercises and Last Fiscal Year and Year-End
----------------------------------------------------------------------
     Option/SAR Values
     -----------------

                                           Number of            Value of
                                            Securities         Unexercised
                                           Underlying         In-the-Money
                                          Unexercised            Options/
                 Shares                   Options/SARs           SARs at
               Acquired       Value         at FY-end             FY-end
       Name   on Exercise    Realized    (all exercisable)    (all exercisable)
       ----   -----------   ----------   -----------------    -----------------

                                      NONE


          Refer to Note 8 to the Consolidated Financial Statements for description of Stock Option Plan.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)       Security Ownership of Certain Beneficial Owners
--------------------------------------------------------

          The following table shows the beneficial ownership of Common Stock by each person known by the Company to own beneficially more than 5 percent of the outstanding shares of its Common Stock. The Company has no other class of voting securities.

                                  Common Stock

           Name and Address of        Amount and Nature of             Percent
           Beneficial Owner           Beneficial Ownership             of Class
           ----------------           --------------------             --------

           Carl J. Bentley                2,166,153 (1)                 21.4%
           4275 Forest Street
           Denver, CO  80216

           Alan C. Bergold                2,652,646 (1)                 26.2%
           4275 Forest Street
           Denver, CO  80216

           Donald L. Champlin             2,239,797 (1)                 22.2%
           4275 Forest Street
           Denver, CO  80216

     (1) Includes 250,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2003.

(b)  Security Ownership of Management
-------------------------------------

          The following table shows the equity securities beneficially owned by all directors of the Company and all directors and officers of the Company as a group.

(1) Directors
-------------                             Common Stock

           Name and Address of        Amount and Nature of             Percent
           Beneficial Owner           Beneficial Ownership             of Class
           ----------------           --------------------             --------

           Carl J. Bentley                2,166,153 (1)                  21.4%
           4275 Forest Street
           Denver, CO  80216

           Alan C. Bergold                2,652,646 (1)                  26.2%
           4275 Forest Street
           Denver, CO  80216

           Donald L. Champlin             2,239,797 (1)                  22.2%
           4275 Forest Street
           Denver, CO  80216

     (1) Includes 250,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2003.


(2) Directors and Officers as a Group
-------------------------------------

                                      Amount and Nature of             Percent
             Title of Class           Beneficial Ownership             of Class
             --------------           --------------------             --------

              Common Stock                7,058,596 (1)                 65.8%
              (par value $.01)

     (1) Includes 750,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2003.

(c) Changes in Control
----------------------

     None.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

(a)   Transactions With Management and Others
---------------------------------------------

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

          As of December 31, 2002, senior managers subscribed to 124,000 shares of options at a price of $.30 per share. The remaining options outstanding, a total of 171,000 shares, expired on that date.


(b) Certain Business Relationships
----------------------------------
          None.

(c) Indebtedness of Management
----------------------------------
          None.

(d) Transactions with Promoters
-------------------------------
          Not applicable.

Item 14.  Controls and Procedures.
----------------------------------

     Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures and its internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of management, including the President and Chief Financial Officer. In accord with SEC requirements, the President and Chief Financial Officer notes that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon the Company's evaluation, the President and Chief Financial Officer has concluded that the Company's disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the President and Chief Financial Officer, particularly during the period when the Company's periodic reports are being prepared, and that the Company's internal controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART IV

Item 15.  Exhibits and Reports on Form 8-K
------------------------------------------

Exhibits
--------

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

         99.1  Certification

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



                                            HIA, INC.



                                            By:  /s/  Alan C. Bergold
                                               ---------------------------------
                                                      Alan C. Bergold,
                                                      President,
                                                      Treasurer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                         Title                        Date
---------                         -----                        ----

                                  Chairman of the Board
-----------------------------     and Director                 --------------
     Carl J. Bentley


/s/  Alan C. Bergold              President,                      02/27/03
-----------------------------     Treasurer and Director       --------------
     Alan C. Bergold


/s/  Donald L. Champlin           Executive Vice                  02/27/03
-----------------------------     President, Secretary         --------------
     Donald L. Champlin           and Director

                           HIA, Inc. and Subsidiaries

                        Consolidated Financial Statements
                               For the Years Ended
                        November 30, 2002, 2001 and 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----

Independent Auditor's Report...............................................F-2

Report of Independent Certified Public Accountants.........................F-3

     Financial Statements
     --------------------

       Consolidated Balance Sheets - November 30, 2002 and 2001............F-4

       Consolidated Statements of Income - For the Years Ended
              November 30, 2002, 2001 and 2000.............................F-6

       Consolidated Statements of Stockholders' Equity - For the
              Years Ended November 30, 2002, 2001, and 2000................F-7

       Consolidated Statements of Cash Flows - For the Years
              Ended November 30, 2002, 2001, and 2000......................F-8

     Notes to Consolidated Financial Statements............................F-9

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
HIA, Inc. and Subsidiaires
Denver, Colorado


We have audited the accompanying consolidated balance sheets of HIA, Inc. and Subsidiaries (the "Company") as of November 30, 2002 and November 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIA, Inc. and Subsidiaries as of November 30, 2002 and November 30, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




HEIN + ASSOCIATES LLP
Denver, Colorado

January 24, 2003

Report of Independent Certified Public Accountants



To the Stockholders and Board of Directors
HIA, Inc. and Subsidiary
Denver, Colorado

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of HIA, Inc. and subsidiary (the "Company") for the year ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of HIA, Inc. and subsidiary for the year ended November 30, 2000 in conformity with auditing principles generally accepted in the United States of America.




BDO Seidman, LLP
Los Angeles, California
January 10, 2001

                           HIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                            NOVEMBER 30,
                                                     --------------------------
                                                         2002          2001
                                                     ------------   -----------

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                             $     7,000    $     1,000
    Accounts receivable, net of allowance of
        $225,000 and $146,000, respectively            2,702,000      3,452,000
    Inventories                                        4,011,000      3,784,000
    Other current assets                                 184,000        204,000
                                                     -----------    -----------
             Total current assets                      6,904,000      7,441,000

PROPERTY AND EQUIPMENT:
    Leasehold improvements                               337,000        289,000
    Equipment                                          1,387,000      1,347,000
                                                     -----------    -----------
                                                       1,724,000      1,636,000
    Less accumulated depreciation and amortization    (1,437,000)    (1,216,000)
                                                     -----------    -----------
             Net property and equipment                  287,000        420,000

OTHER ASSETS:
    Goodwill, net of accumulated amortization
         of $383,000 and $383,000                      1,151,000      1,151,000
    Deferred tax asset                                    53,000         36,000
    Non-compete agreement, net of accumulated
         amortization of $52,000 and $37,000              98,000        113,000
    Other                                                151,000        159,000
                                                     -----------    -----------
             Total other assets                        1,453,000      1,459,000
                                                     -----------    -----------

TOTAL ASSETS                                         $ 8,644,000    $ 9,320,000
                                                     ===========    ===========



          See accompanying notes to consolidated financial statements.

                           HIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                             NOVEMBER 30,
                                                      -------------------------
                                                         2002           2001
                                                      ----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Line-of-credit                                   $ 1,009,000    $ 1,815,000
    Current maturities of long-term debt                 306,000        298,000
    Current maturities of capital
         lease obligations                               118,000        189,000
    Accounts payable                                     294,000        477,000
    Checks written against future deposits                86,000        207,000
    Accrued payroll and bonuses                          633,000        354,000
    Income taxes payable                                  73,000         36,000
    Other current liabilities                            298,000        203,000
                                                     -----------    -----------
             Total current liabilities                 2,817,000      3,579,000

LONG-TERM LIABILITIES:
    Long-term debt, less current maturities              860,000      1,165,000
    Capital lease obligations, less
         current maturities                                 --          117,000
                                                     -----------    -----------
             Total long-term liabilities                 860,000      1,282,000
                                                     -----------    -----------
             Total liabilities                         3,677,000      4,861,000

COMMITMENTS (Notes 4, 5 and 8)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 20,000,000
         shares authorized; 13,108,196 and
         13,108,196 issued and 9,861,525 and
         10,126,525 outstanding                          131,000        131,000
    Additional paid-in capital                         3,109,000      3,109,000
    Retained earnings                                  2,527,000      1,831,000
    Less treasury stock at cost; 3,246,671 and
         2,981,671 shares                               (800,000)      (612,000)
                                                     -----------    -----------
             Total stockholders' equity                4,967,000      4,459,000
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 8,644,000    $ 9,320,000
                                                     ===========    ===========




          See accompanying notes to consolidated financial statements.
                                       F-5


                                             HIA, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME



                                                                           FOR THE YEARS ENDED NOVEMBER 30,
                                                             --------------------------------------------------------
                                                                 2002                 2001                   2000
                                                             ------------          ------------          ------------

NET SALES                                                    $ 31,205,000          $ 31,270,000          $ 32,141,000

COST OF SALES                                                  20,840,000            21,598,000            22,750,000
                                                             ------------          ------------          ------------

          Gross profit                                         10,365,000             9,672,000             9,391,000

SELLING, GENERAL AND ADMINISTRATIVE                             9,142,000             8,748,000             8,268,000
                                                             ------------          ------------          ------------

OPERATING INCOME                                                1,223,000               924,000             1,123,000

OTHER INCOME (EXPENSE):
    Interest income                                                87,000                84,000                50,000
    Interest expense                                             (232,000)             (394,000)             (461,000)
    Miscellaneous income                                           40,000                56,000                 1,000
                                                             ------------          ------------          ------------
         Total other expense                                     (105,000)             (254,000)             (410,000)
                                                             ------------          ------------          ------------
INCOME BEFORE INCOME TAXES                                      1,118,000               670,000               713,000

INCOME TAXES                                                      422,000               305,000               335,000
                                                             ------------          ------------          ------------

NET INCOME                                                   $    696,000          $    365,000          $    378,000
                                                             ============          ============          ============

NET INCOME PER COMMON SHARE:
    Basic                                                    $        .07          $        .04          $        .04
    Diluted                                                  $        .07          $        .04          $        .04

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING               10,096,000            10,184,000            10,309,000
                                                             ------------          ------------          ------------

DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING             10,158,000            10,217,000            10,324,000
                                                             ------------          ------------          ------------


                                See accompanying notes to consolidated financial statements.





                                                      HIA, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000





                                           COMMON STOCK          ADDITIONAL                       TREASURY STOCK            TOTAL
                                     ------------------------     PAID-IN      RETAINED     -------------------------  STOCKHOLDERS'
                                       SHARES       AMOUNT        CAPITAL      EARNINGS       SHARES        AMOUNT         EQUITY
                                     ----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, December 1, 1999            13,107,896   $   131,000   $ 3,109,000   $ 1,088,000     3,347,665   $  (606,000)  $ 3,722,000

    Issuance of shares
         held in treasury                  --            --            --            --        (600,000)      112,000       112,000
    Net income                             --            --            --         378,000          --            --         378,000
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, November 30, 2000           13,107,896       131,000     3,109,000     1,466,000     2,747,665      (494,000)    4,212,000

    Issuance of common stock                300          --            --            --            --            --            --
    Issuance of shares held
         in treasury                       --            --            --            --        (600,000)      150,000       150,000
    Acquisition of treasury stock          --            --            --            --         834,006      (268,000)     (268,000)
    Net income                             --            --            --         365,000          --            --         365,000
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, November 30, 2001           13,108,196       131,000     3,109,000     1,831,000     2,981,671      (612,000)    4,459,000

    Issuance of shares held
         in treasury                       --            --            --            --        (155,000)       47,000        47,000
    Acquisition of treasury stock          --            --            --            --         420,000      (235,000)     (235,000)
    Net income                             --            --            --         696,000          --            --         696,000
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, November 30, 2002           13,108,196   $   131,000   $ 3,109,000   $ 2,527,000     3,246,671   $  (800,000)  $ 4,967,000
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========



                                     See accompanying notes to consolidated financial statements.




                                               HIA, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      FOR THE YEARS ENDED NOVEMBER 30,
                                                                          --------------------------------------------------
                                                                              2002               2001               2000
                                                                          ------------       ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $    696,000       $    365,000       $    378,000
    Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                                       236,000            374,000            396,000
           Gain on sale property                                                (3,000)            (2,000)              --
           Loss on disposal of assets                                             --                 --               46,000
           Allowance for doubtful accounts                                      79,000             35,000               --
           Allowance for inventory obsolescence                                   --               48,000               --
           Deferred income taxes                                               (17,000)            18,000            118,000
           Changes in operating assets and liabilities, net of
           business combination:
               Accounts receivable                                             671,000            (21,000)          (154,000)
               Inventories                                                    (227,000)           432,000           (905,000)
               Other current assets                                             20,000            (15,000)           (19,000)
               Accounts payable                                               (183,000)          (319,000)          (147,000)
               Other current liabilities                                       411,000            161,000           (240,000)
                                                                          ------------       ------------       ------------
                 Net cash provided by (used in) operating activities         1,683,000          1,076,000           (527,000)
                                                                          ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         (85,000)           (42,000)           (91,000)
    Increase (decrease) in other assets                                          8,000             35,000            (73,000)
                                                                          ------------       ------------       ------------
         Net cash used in investing activities                                 (77,000)            (7,000)          (164,000)
                                                                          ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line-of-credit                                             8,859,000         10,087,000          9,578,000
    Repayments on line-of-credit                                            (9,665,000)       (10,653,000)        (8,419,000)
    Repayments on long-term debt                                              (297,000)          (291,000)          (283,000)
    Repayments on capital lease obligations                                   (188,000)          (176,000)          (182,000)
    Acquisitions of treasury stock                                            (235,000)          (268,000)              --
    Proceeds from sale of treasury stock                                        47,000            150,000            112,000
    Increase (decrease) in checks written against future deposits             (121,000)            83,000           (136,000)
                                                                          ------------       ------------       ------------
         Net cash provided by (used in) financing activities                (1,600,000)        (1,068,000)           670,000
                                                                          ------------       ------------       ------------
INCREASE (DECREASE) IN CASH                                                      6,000              1,000            (21,000)

CASH, beginning of year                                                          1,000               --               21,000
                                                                          ------------       ------------       ------------
CASH, end of year                                                         $      7,000       $      1,000       $       --
                                                                          ============       ============       ============



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

    The note payable, long-term debt, and capital lease obligations bear interest at fixed and floating rates of interest based upon lending institutions' prime lending rate. Accordingly, their fair value approximates their reported carrying amounts at November 30, 2002 and 2001.

    Inventories - Inventories consist of wholesale goods held for resale, which are primarily valued at the lower of cost (as determined using first-in, first-out method) or market.

    Cost of Sales - Cost of sales consists of the actual cost of products purchased for resale and related in-bound shipping charges.

                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Fulfillment Costs - Included in selling, general and administrative expense are fulfillment costs, which consist of the cost of operating and staffing each branch location. Such costs include those attributable to receiving, inspecting and warehousing inventories. Fulfillment costs amounted to approximately $3,255,000, $3,283,000, and $3,608,000 in fiscal 2002, 2001, and 2000, respectively.

    Depreciation, Amortization, Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements and leased equipment are amortized over the lesser of the estimated useful lives or over the term of the leases. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statements of income. Depreciation expense was $221,000, $207,000, and $261,000 for the years ended November 30, 2002, 2001, and 2000.

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

    Goodwill and Non-Compete Agreement - Goodwill and the non-compete agreement relate to the acquisition of WPS in 1999. Goodwill in accordance with FASB No. 142 is no longer amortized beginning in fiscal 2002. Had goodwill been amortized in fiscal 2002, the Company would have recorded an additional $153,000 of amortization, which would have decreased net income to $543,000. Additionally, the Company tests goodwill for impairment annually or on an interim basis if an event or circumstance occurs between the annual tests that may indicate impairment of goodwill. The non-compete agreement is being amortized over a 10-year period using the straight-line method. Amortization expense was $15,000, $167,000, and $135,000 for the years ended November 30, 2002, 2001, and 2000.

    Revenue Recognition - The Company recognizes revenue at the time goods are shipped to customers in the normal course of business.

    Income Taxes - Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense equals the tax payable for the period plus the net change during the period in deferred tax assets and liabilities.

    Advertising Costs - The Company recognizes advertising expense when incurred. Advertising expense was approximately $6,700, $31,000, and $10,000 for the years ended November 30, 2002, 2001, and 2000.

    Net Income Per Common Share - Basic net income per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity.

                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    For the years ended November 30, 2002 and 2001, 55,556 and 32,738 shares, respectively, were included in dilutive shares outstanding which related to employee stock options to purchase 750,000 shares of the Company's common stock at $.20 per share. For the year ended November 30, 2000, 15,000 shares were included in dilutive shares outstanding which relate to employee stock options to purchase 600,000 shares of the Company's common stock at $.1859 per share. Employee stock options to purchase 140,000, 460,000 and 600,000 shares of the Company's common stock at $.30, $.30 and $.25 per share were not included in dilutive shares outstanding for the year ended November 30, 2002, 2001 and 2000 as their exercise price exceeded the average market price of the Company's common stock during the period.

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

    Reclassifications - Certain reclassifications have been made to the 2000 financial statements in order for them to conform to the 2002 and 2001 presentation. Such reclassifications have no material impact on the Company's consolidated financial position or results of operations.

    Comprehensive Income - Comprehensive income is comprised of net income and all changes to the consolidated statement of stockholders' equity, except those changes made due to investments by stockholders, changes in paid-in-capital and distributions to stockholders. There is no difference between net income and comprehensive income for the years ended November 30, 2002, 2001, and 2000.

    Fourth Quarter Adjustments - The Company recorded in the fourth quarter of the years ended November 30, 2001 and 2000, adjustments to properly accrue for officer bonuses in the amount of $140,000 and $24,000, respectively. In 2002, the fourth quarter adjustment was a decrease of approximately $21,000 to the bonus accrual.

                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Recent Accounting Pronouncements - In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

    In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company will adopt the new SFAS 148 disclosure requirements in the first quarter of fiscal 2003.

2. NOTE PAYABLE AND LONG-TERM DEBT:
   -------------------------------

    Line-of-Credit Agreement - CPS and its subsidiary have a line-of-credit agreement with a bank, which expires on June 30, 2004. During fiscal 2002, the available line-of-credit was increased from $5,000,000 to $5,750,000. The available loan amount is the lesser of $5,750,000 or the computed borrowing base, as defined by the terms of the agreement. The line-of-credit provides for interest at the bank's prime rate (4.25% at November 30, 2002). The agreement is collateralized by principally all of the Company's business assets including accounts receivable, inventories and property and equipment, excluding owned real estate. Additionally, the bank has the right of set-off under this agreement. The agreement is also guaranteed by HIA.

                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The agreement contains several covenants, which, among other things, require that the Company maintain certain financial ratios, minimum net worth and minimum working capital as defined in the line-of-credit agreement. In addition, the agreement limits the payment of dividends, the purchase of property and equipment, and officer and stockholder compensation. As of November 30, 2002, the Company was in compliance with these covenants under the line-of-credit agreement.

    As of November 30, 2002 and 2001, $1,009,000 and $1,815,000 were outstanding under this line-of-credit agreement.

3. LONG-TERM DEBT:
   --------------

    Long-term debt consisted of the following:

                                                                                              November 30,
                                                                               ----------------------------------------
                                                                                     2002                   2001
                                                                               -----------------      -----------------

       Subordinated note dated May 24, 1999; monthly principal and interest payments of $14,282 through June 2009, including
           interest at 8% per annum. Collateralized by common shares of
           WPS.                                                                $        866,000       $         963,000

       Promissory note dated May 24, 1999; monthly principal and interest payments of approximately $23,000 through May 2004, including interest at 8.125% per annum. Collateralized  by substantially all of the Company's business assets including accounts
           receivable, inventories and property and equipment, excluding owned real estate.
                                                                                        300,000                 500,000
                                                                               ----------------       -----------------
       Total long-term debt                                                           1,166,000               1,463,000

       Less current maturities                                                         (306,000)               (298,000)
                                                                               ----------------       -----------------
       Long-term debt, less current maturities                                 $        860,000       $       1,165,000
                                                                               ================       =================


                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Aggregate maturities of long-term debt at November 30, 2002 are as follows:

               2003                               $    306,000
               2004                                    215,000
               2005                                    124,000
               2006                                    134,000
               2007                                    146,000
               Thereafter                              241,000
                                                  ------------
                                                  $  1,166,000
                                                  ============


4. CAPITAL LEASE OBLIGATIONS:
   -------------------------

    The following is a schedule by year of future non-cancelable minimum payments required under the capital lease, together with the present value of the related payments as of November 30, 2002.

                  2003                                           $   121,000
                                                                 -----------
         Less amount representing interest                            (3,000)
                                                                 -----------
         Present value of minimum lease payments                     118,000
         Less current maturities                                    (118,000)
                                                                 -----------
         Long-term capital lease obligation,
             less current maturities                             $         -
                                                                 ===========

    As of November 30, 2002, 2001, and 2000, the cost of the computer-related equipment leased under the capital lease obligations were $630,000, $630,000 and $662,000, net of accumulated amortization of $518,000, $387,000, and $276,000.

5. COMMITMENTS:
   -----------

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

    Total lease expense was approximately $1,141,000, $1,043,000 and $908,000 for fiscal 2002, 2001, and 2000.

                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    As of November 30, 2002 future annual minimum lease payments under non-cancelable operating leases are as follows:

               Years Ending November 30,
               ----------------------------------

                     2003                                   $ 1,136,000
                     2004                                       833,000
                     2005                                       323,000
                     2006                                       150,000
                     2007                                        35,000
                                                            -----------

                                                            $ 2,477,000
                                                            ===========


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

6. TAXES ON INCOME:
   ---------------

    The provision for taxes on income for the years ended November 30, 2002, 2001, and 2000 consisted of the following:

                                         2002            2001           2000
                                     -----------      ----------     ----------

         Current:
             Federal                 $   414,000      $  259,000     $  188,000
             State                        44,000          28,000         29,000
                                     -----------      ----------     ----------
                                         458,000         287,000        217,000
         Deferred (benefit):
             Federal                     (36,000)         18,000         99,000
             State                             -               -         19,000
                                     -----------      ----------     ----------
                                         (36,000)         18,000        118,000
                                     -----------      ----------     ----------

                                     $   422,000      $  305,000     $  335,000
                                     ===========      ==========     ==========

                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    A reconciliation of taxes on income at the federally statutory rate to the effective tax rate is shown below:

                                                             2002            2001                2000
                                                        --------------   -------------      -------------
         Income taxes computed at the federal
             statutory rate                             $     381,000    $     228,000      $     243,000
         State income taxes, net of federal benefit            36,000           21,000             21,000
         Amortization of goodwill                                   -           41,000             41,000
         Other permanent differences                            5,000           15,000             30,000
                                                        -------------    -------------      -------------

         Taxes on income                                $     422,000    $     305,000      $     335,000
                                                        =============    =============      =============


    Temporary differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax assets at November 30, 2002 and 2001 relate to the following:

                                                       2002                                       2001
                                         ------------------------------------       ------------------------------------
                                            Current              Long-Term             Current             Long-Term
                                         -------------        ---------------       -------------        ---------------

       Inventories                       $      86,000        $             -       $      97,000        $             -
       Allowance for bad debt                   84,000                      -              54,000                      -
       Property and equipment                        -                 23,000                   -                  5,000
       Net operating loss
           carryforwards                             -                      -                   -                      -
       Intangible assets                             -                 28,000                   -                 29,000
       Other                                         -                  2,000                   -                  2,000
                                         -------------        ---------------       -------------        ---------------
       Net deferred tax asset            $     170,000        $        53,000       $     151,000        $        36,000
                                         =============        ===============       =============        ===============


    At November 30, 2002 and 2001, $170,000 and $151,000 of the net deferred tax asset is classified as current and included in other current assets in the accompanying consolidated balance sheets. The Company has recorded no valuation allowance to offset the net deferred tax assets because management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. STOCKHOLDERS' EQUITY:
   --------------------

    Treasury Stock and Common Stock Options - On January 1, 2001, the Board of Directors granted to the officers of the Company options to purchase 750,000 shares of treasury stock at $.20 per share through December 31, 2003. On July 1, 2001, the Board of Directors granted key employees of the Company options to purchase 460,000 shares of treasury stock at $.30 per share with 153,333 shares expiring on December 31, 2001 and the remaining 306,667 shares expiring on December 31, 2002. On January 1, 2000, the Board of Directors granted to the officers of the Company options to purchase 600,000 shares of treasury stock at $0.25 per share through December 31, 2000. On January 1, 1999, the Board of Directors granted to the officers of the Company options to purchase 600,000 shares of treasury stock at $0.1859 per share through December 31, 1999. The exercise price of these grants was equal to the market price of the common stock at the date of grant. No options were granted during 2002.

    During fiscal 2002, 2001, and 2000, the Company issued 50,000 shares, 600,000 shares, and 600,000 shares from treasury to its officers for cash proceeds of $15,000, $150,000, and $112,000 in conjunction with the officer's exercise of their options to purchase the treasury stock of the Company. Additionally, in fiscal 2002, the Company also issued 105,000 shares from treasury to its employees for cash proceeds of $31,500 in conjunction with the exercises of their options to purchase the treasury stock of the Company.

    The Company acquired from non-affiliated stockholders 420,000 shares of its common stock at an average price of $.56 per share during fiscal 2002, 834,006 shares of its common stock at an average price of $.32 per share during fiscal 2001 and did not purchase any such shares during fiscal 2000.

                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The following table summarizes information on stock option activity:

                                                                                          Weighted
                                                                                            Average
                                                                    Exercise Price       Exercise Price
                                                 Number of Shares     Per Share             Per Share
                                                 ----------------   -------------        ---------------
             Outstanding at November 30,
                 1999                                600,000        $      .1859          $      .1859
                               Granted               600,000               .2500                 .2500
                               Exercised            (600,000)              .1859                 .1859
                                                   ---------        ------------         -------------

             Outstanding at November 30,
                 2000                                600,000              .25                      .25
                               Granted             1,210,000           .20 - .30                   .23
                               Exercised            (600,000)             .25                      .25
                                                   ---------        ------------         -------------
             Outstanding at November 30,
                 2001                              1,210,000           .20 - .30                   .23

                               Granted                     -                   -                     -
                               Exercised            (155,000)             .30                      .30
                               Expired               (10,000)                  -                     -

             Outstanding at November 30,
                 2002                              1,045,000        $  .20 - .30         $         .23
                 ====                              =========        ============         =============








                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       The following information summarizes stock options outstanding at November 30, 2002:

                           Outstanding                                          Exercisable
-------------------------------------------------------------------   --------------------------------
                                         Weighted Average
                                 ----------------------------------
                                   Remaining                                                Weighted
 Exercise          Number         Contractual         Exercise           Number             Average
   Price        Outstanding      Life in Months         Price          Exercisable      Exercise Price
----------      -----------      --------------       ------------------------------------------------

   $.20           750,000              13                $.20            750,000             $.20
   $.30           295,000               1                $.30            295,000             $.30


    The weighted average fair value of options granted during the year ended
    November 30, 2002, 2001, and 2000 was $.10, $.10, and $.07, respectively.
    The exercise price of all the options granted in 2001 exceeded the market price of the stock on grant date. The exercise price of all the options granted in 2000 equaled the market price of the stock on grant date.

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

                                                      2001          2000
                                                  -----------     ----------

           Dividend yield                              0%            0%
           Volatility                                 110%          63%
           Risk free interest rate                    6.0%          6.0%
           Expected life                           1.75 years      1 year


    Under the accounting provisions of SFAS No. 123, the Company's net income per share would have been adjusted to the following pro forma amounts for the years ended November 30:

                                                                 2002                  2001                   2000
                                                             --------------         ------------         ---------------

          Net income:
                   As reported                               $      704,000         $    365,000         $       378,000
                   Pro forma                                        704,000              241,000                 338,000

          Basic and diluted net income per common share:
                   As reported                               $          .07         $        .04         $           .04
                   Pro forma                                            .07                  .02                     .03



                           HIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. EMPLOYEE BENEFITS:
   -----------------

    Profit Sharing Plan - The Company maintains a participant noncontributory profit-sharing plan (the "Plan") for the benefit of all full-time employees of the Company who are at least 18 years of age. Interests vest ratably after two years and are fully vested after seven years. The Plan is funded by the Company's contribution determined annually by the Board of Directors. Contributions to the Plan were approximately $103,000, $50,000, and $42,000 for the years ended November 30, 2002, 2001, and 2000.

    401(k) Plan - The Company has adopted a Section 401(k) profit sharing plan, which is available for employees who are at least 18 years of age and who have completed one year of service with the Company. Participants in the plan may contribute up to 15% of their compensation, subject to certain limitations. Under the plan, the Company may make discretionary contributions to be determined on a year-to-year basis and may make discretionary matching contributions. Company matching contributions vest ratably over 6 years. For the years ended November 30, 2002, 2001, and 2000, the Company contributed approximately $35,000, $35,000, and $40,000.

9. SIGNIFICANT SUPPLIERS:
   ---------------------

    During fiscal 2002 and 2001, the Company purchased approximately 17% and 16% of its products from one manufacturer. During 2000, the Company purchased approximately 19% and 10% of its products from two manufacturers and approximately 21% of its products from one manufacturer in 1999. The products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    -------------------------------------------------

    Excluded from the statement of cash flows for the years ended November 30, 2000 were the effects of certain noncash investing and financing activities including the purchase of equipment in 2000 of $216,000 with third party financing. In 2001, the Company had a sale of property for a note receivable of $53,000.

    Cash payments for interest were $232,000, $394,000, and $461,000 for the years ended November 30, 2002, 2001, and 2000. Cash payments for income taxes were $392,000, $250,000, and $455,000, for the years ended November 30, 2002, 2001, and 2000.

                                  CERTIFICATION

I, Alan C. Bergold, certify that:

1. I have reviewed this annual report on Form 10-K of HIA, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 27, 2003                     /s/  Alan C. Bergold
                                            -----------------------------------
                                                 Alan C. Bergold, President and
                                                 Treasurer and Director