Form 10-Q
period 2003-02-28
HIA INC
filed 2003-04-14
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, DC  20549

FORM 10-Q


	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

	For Quarterly Period Ended February 28, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,985,526 shares of the Registrant's $.01 par value common stock were outstanding at February 28, 2003.






HIA, INC.
	INDEX

Part I.  Financial Information

         Item 1.Consolidated Financial Statements . . . . . . . . . . . . . 3

         Item 2.Management's Discussion and Analysis or Financial
			Condition and Results of Operation  . . . . . . . .10


Part II.  Other Information

        Item 1.	Legal Proceedings  . . .. . . . . . . . . . . . . . . . . .13

	Item 2.	Changes in Securities and Use of Proceeds . . . . . . . . .13

	Item 3.	Defaults upon Senior Securities  .. . . . . . . . . . . . .13

	Item 4.	Submission of Matters to a Vote of Security Holders  .. . .13

	Item 5.	Certificate Pursuant to Section 1350 of Chapter 63 and 906.14

	Item 6.	Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .14

SIGNATURES . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15



















Part  1.

Item 1.  Consolidated Financial Statements

	Consolidated Balance Sheets as of February 28, 2003
	and November 30, 2002 . . . . . . . . . . . . . . . . . . . . . .. 4

	Consolidated Statements of Operations for the three months
	ended February 28, 2003 and 2002.. . . . . . . . . . . . . . . . . 6

	Consolidated Statements of Cash Flows for the three months
	ended February 28, 2003 and 2002 . . . . . . . . . . . . . . . . . 7

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







HIA, INC. AND SUBSIDIARY

	CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2002 is based upon an audited balance sheet. All other information is unaudited.)

		                                 February 28,    November 30,
                		                     2003	     2002
ASSETS

Current Assets:
Cash						$   2,000	$   7,000
Accounts receivable, net of allowance for
  doubtful accounts of $178,000 and $225,000	2,455,000       2,702,000
Inventories					5,493,000       4,011,000
Other current assets			          229,000         184,000
Total current assets				8,179,000       6,904,000

Property and equipment, at cost:
  Leasehold Improvements	                  343,000         337,000
  Equipment					1,401,000       1,387,000
						1,744,000       1,724,000

Less accumulated depreciation			1,475,000       1,437,000

Net property and equipment   		          269,000         287,000

Other assets		     		          523,000         204,000
Goodwill, net of amortization			1,151,000       1,151,000
  of $383,000 and $383,000
Non-compete agreement, net of amortization
  of $56,000 and $52,000		           94,000	   98,000

TOTAL ASSETS             		      $10,216,000      $8,644,000


The accompanying notes are an integral part of the consolidated financial statements.







HIA, INC. AND SUBSIDIARY

	CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 2002 is based upon an audited balance sheet. All other information is unaudited).
				             February 28,      November 30,
LIABILITIES				        2003	          2002
Current Liabilities:
  Note payable to bank			     $1,757,000	        $1,009,000
  Current maturities of long-term obligations   341,000	           424,000
  Accounts payable			      2,232,000		   294,000
  Checks written in excess of deposits	        379,000	            86,000
  Accrued expenses and other current
          liabilities                           271,000	         1,004,000

Total current liabilities		      4,980,000	         2,817,000

Long-term Obligations:
  Notes payable, less current maturities        785,000	           860,000
Total long-term obligations		        785,000		   860,000

TOTAL LIABILITIES			      5,765,000	         3,677,000

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196; outstanding 9,984,526
  and 9,861,525				        131,000	           131,000
Additional paid-in capital		      3,109,000		 3,109,000
Retained earnings			      1,974,000	         2,527,000
					      5,214,000		 5,767,000
Less treasury stock: 3,123,670 and
  3,246,671 shares at cost		       (763,000)          (800,000)
Total stockholders' equity		      4,451,000		 4,967,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			    $10,216,000	        $8,644,000


The accompanying notes are an integral part of the consolidated financial statements.




HIA, INC. AND SUBSIDIARY

	CONSOLIDATED STATEMENTS OF OPERATIONS
                   Unaudited

   			                         Three Months Ended
					 Feb 28, 2003           Feb 28, 2002

Net sales                                 $3,523,000	         $3,718,000
Cost of sales				   2,345,000	          2,643,000
Gross profit			           1,178,000	          1,075,000

Selling, general
 and administrative
 expenses			           2,041,000	          1,893,000

Operating loss			            (863,000)	           (818,000)

Other income (expense):
  Interest income			      19,000		     17,000
  Interest expense			     (41,000)		    (54,000)
  Misc. income			              12,000		      3,000
Total other expense		             (10,000)		    (34,000)

Loss before income taxes		    (873,000)	           (852,000)

Tax benefit				     320,000	            290,000

NET LOSS			           ($553,000)	          ($562,000)

Basic and diluted loss
   per share				     ($  .06)		    ($  .06)

Weighted average common
   shares outstanding
	Basic			           9,932,593	         10,233,637
	Dilutive			   9,932,593	         10,233,637


The accompanying notes are an integral part of the consolidated financial statements.





HIA, INC. AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF CASH FLOWS
                Unaudited
                                              For the Three Months Ended
	                            February 28, 2003       February 28, 2002
Increase (decrease) in cash

OPERATING ACTIVITIES:
Net loss                                 ($553,000)		 ($562,000)
Adjustments to reconcile net loss
   to net cash used  in operating activities:
      Depreciation and amortization         42,000	            55,000
      Deferred income taxes		  (319,000)		  (290,000)
      Changes in current assets and
         current liabilities:
    	Accounts receivable 	           247,000	           609,000
	Inventory Reserve	           (67,000)		   (48,000)
 	Inventories			(1,415,000)		(1,777,000)
   	Other current assets	           (45,000)	             7,000
   	Accounts payable		 1,938,000		 2,300,000
   	Accrued expenses and other
        current liabilities               (816,000)		  (399,000)
NET CASH USED IN
  OPERATING ACTIVITIES		          (988,000)		  (105,000)

INVESTING ACTIVITIES:
  Purchases of property and equipment	   (20,000)    		    (4,000)
  Decrease (increase) in other assets	     - 0 -		    (6,000)
  NET CASH USED IN
  INVESTING ACTIVITIES  		   (20,000)		   (10,000)

FINANCING ACTIVITIES:
  Proceeds from note payable to bank	 1,878,000		 1,635,000
  Payments on borrowings on note
           payable to bank		(1,130,000)		(1,490,000)
  Repayments of long-term debt		   (75,000)		   (72,000)
  Payments on capital lease obligations	     - 0 -		   (45,000)
  Increase in checks written in
           excess of deposits	           293,000		    41,000
  Purchase of treasury stock	            - 0 -   		     - 0 -
  Sale of treasury stock		    37,000                  47,000
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES		 1,003,000		   116,000

NET DECREASE IN CASH		            (5,000)		     1,000

CASH, BEGINNING OF PERIOD	             7,000		     1,000

CASH, END OF PERIOD		        $    2,000 		 $   2,000

The accompanying notes are an integral part of the consolidated financial statements



HIA, INC. AND SUBSIDIARY

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.	Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended February 28, 2003 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2003. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2002 filed with the Securities and Exchange Commission on February 28, 2003.

B.	Net Loss Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (9,932,593 and 10,233,637 for 2003 and 2002). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the periods ended February 28, 2003 and February 28, 2002, total stock options in the amount of 750,000 and 1,020,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.


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


D.	Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $41,000 and $54,000 for the three months ended February 28, 2003 and February 28, 2002. Cash payments for income taxes were $73,000 and $35,000 for the three months ended February 28, 2003 and February 28, 2002.



Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operation

Liquidity and Capital Resources

The net cash used in operating activities increased by $883,000 for the three months ended February 28, 2003 as compared to the same period last year, due to the decrease in inventory of $362,000, an increase in accounts receivable of $362,000, an decrease in accounts payable of $362,000 and a decrease in accrued expenses and other current liabilities of $417,000.
The increase in accounts receivable was due to slower pay in customers primarily due to the continued drought conditions and economic circumstances in the Rocky Mountain region. The decrease in inventory is primarily attributable due to smaller purchases of inventories on vendor early buy programs opting for more just-in-time purchases during the year as merchandise is required. The decrease in accounts payables is due to the lower inventory purchases. The decrease in accrued expenses and other current liabilities was primarily due to the much greater net income levels of fiscal 2002 as compared to fiscal 2001 which resulted in significantly greater accruals for management bonus, profit sharing and income taxes at the end of fiscal 2002 combined with the cash payments of those liabilities in the 1st quarter of 2003

The net cash used in investing activities increased by $10,000 as compared to same period last year.

The net cash provided by financing activities increased as compared to same period last year by $887,000 primarily as a result of the increase in net borrowings to the bank of $603,000 (primarily due to the cash payments made in order to decrease accounts payable, accrued expenses and other current liabilities) and the increase of $252,000 in checks written in excess of deposits.


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


The following is a summary of working capital and current ratio for the periods presented:

		         February 28, 2003		November 30, 2002
Working Capital		     $3,199,000		            $4,087,000
Current Ratio  		      1.64 to 1			     2.45 to 1

The Company's working capital decreased by $888,000 during the three months ended February 28, 2003 as compared to November 30, 2002 primarily as a result of a decrease in accounts receivable of $247,000, an increase in inventory of $1,482,000, an increase in notes payable to banks to $748,000, an increase in accounts payable & checks written against future deposits of $2,231,000 and a decrease in accrued expenses of $733,000.

Management believes that the present working capital is adequate to conduct its present operations. The Company does not anticipate any additional material capital expenditures for fiscal 2003. As of February 28, 2003, the Company and its subsidiary have an available line-of-credit of $5,750,000. As of February 28, 2003, $3,993,000 is unused under the line of credit. The line of credit expires on June 30, 2004. The line-of-credit agreement limits the payment of dividends by CPS Distributors, inc. and its subsidiaries ("CPS") to the Company. CPS is the wholly-owned subsidiary of the Company. The line-of-credit agreement also limits the payment of any expenses of the Company by CPS in excess of $50,000 during any twelve-month period except for specific expenditures provided for in additional amendments to the agreement. This restriction does not have a significant impact of the Company's ability to meet its cash needs as its cash needs are minimal.

The decrease in the current ratio as of February 28, 2003 as compared to November 30, 2002 is attributable to the increase in accounts payable and bank borrowings and a decrease in accrued expenses, a decrease in accounts receivable offset partially by the increase in inventories.

Income Taxes

As of February 28, 2003, the Company has recorded a current net deferred tax asset totaling $170,000 and has recorded a noncurrent net deferred tax asset totaling $373,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.



Results of Operations

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002.

Net sales for the three months ended February 28, 2003 were down $195,000 as compared to the first quarter of 2002 due to the continued drought conditions and economic circumstances in the Rocky Mountain region.

Gross profit for the three months ended February 28, 2003 were 33.40% during the three months ended February 28, 2003 as compared to 28.90% during the three months ended February 28, 2002 (an increase of 4.50%). This was primarily due to the continuing purchasing and pricing efforts instituted by management beginning the second quarter of 2002.

Selling, general and administrative expenses increased by $148,000 during the three months ended February 28, 2003 as compared to the three months ended February 28, 2002 primarily due the increase in sales expenses of $119,000 which was primarily a result of additional promotional and advertising programs instituted in the first quarter of 2003 which required significant front end cash down payments.

Other expenses decreased $24,000 during the three months ended February 28, 2003 as compared to the three months ended February 28, 2002 primarily due to the decrease in interest expense of $13,000. The decrease in interest expense was primarily due to a lower average line-of-credit balance ($1,376,000 for first quarter 2003 compared to $1,757,000 for first quarter
2002).

Net loss in the first quarter of 2003 was $9,000 less than the first quarter of 2002 primarily


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate. A 10% increase in short-term interest rates on the note payable to bank of $1,757,000 would increase the Company's yearly interest expense by approximately $8,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.
















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

		NONE




Item 5.

Certification Pursuant to Section 1350 of Chapter 63
Of Title 18 of the United States Code



I,   Alan C. Bergold    the [CEO/CFO] of    HIA, Inc., certify that:
(i) the [report] fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the [report] fairly presents, in all material respects, the
financial condition and results of operations of     HIA, Inc.


	      	                ___________________________________________
				/s/4-11-2003 Alan C. Bergold
	                        Chief Financial Officer & President




SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              HIA, INC.



Date:_______________________________       _______________________________
                                           /s/4-11-2003 Alan C. Bergold
                                           Chief Financial Officer &
                                           President
ACTION PURSUANT TO
18 U.S. C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HIA, Inc (the "Company") on Form 10-Q for the quarter ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report").
I Alan C. Bergold, the President, Treasurer and Director of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


			____________________
                        /s/04-11-03 Alan C. Bergold,
                        President and Treasurer and Director
___________________________________________________________________________


CERTIFICATION

I, Alan C. Bergold, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HIA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

	b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April ____, 2003	 --------------------------------------------
			/s/4-11-2003    Alan C. Bergold, President and
					Treasurer and Director




??