Form 10-Q
period 2003-05-31
HIA INC
filed 2003-07-10
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
       WASHINGTON, DC  20549

FORM 10-Q


      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For Quarterly Period Ended  May 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,983,701 shares of the Registrant's $.01 par value common stock were outstanding at May 31, 2003.















HIA, INC.
     INDEX

Part I.  Financial Information

     Item 1.     Consolidated Financial Statements. . . . . . . . . . . . . 3

     Item 2.     Management's Discussion and Analysis or Financial
                 Condition and Results of Operations . . . . . . . . . . . .9

     Item 3.     Quantitative and Qualitative Disclosures about
                 Market Risk . . . . . . . . . . . . . . . . . . . . . . . 12

     Item 4.     Controls and Procedures . . . . . . . . . . . . .  . . . .12


Part II.  Other Information

     Item 1.      Legal Proceedings .. . . . . . . . . . . . . . .  . . .  13

     Item 2.      Changes in Securities and Use of Proceeds. .  . .. . . . 13

     Item 3.      Defaults upon Senior Securities . . . .  . . . . . . . . 13

     Item 4.      Submission of Matters to a Vote of Security Holders  . . 13

     Item 5.      Other Information . .  . . . . . . . . . . . . . . . . . 14

     Item 6.      Exhibits and Reports on Form 8-K . . .. . . . . . .  . . 14

SIGNATURES . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15


























Part  1.

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of May 31, 2003
         and November 30, 2002. . . . . . . . . . . .. . . . . . . . . .  4

         Consolidated Statements of Operations for the three and six months
              ended May 31, 2003 and 2002 . . . . ... . . . . . . . . .   6

         Consolidated Statements of Cash Flows for the six months
              ended May 31, 2003 and 2002 . .  . . . . . . . . . . . .  . 7

Notes to Consolidated Financial Statements . . . . . . . . . . .. . . .   8


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























HIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2002 is based upon an audited balance sheet. All other information is unaudited.)



                                                May 31,       November 30,
                                                 2003            2002
ASSETS

Current Assets:
  Cash                                          $  4,000        $  7,000
  Accounts receivable, net of allowance for
    doubtful accounts of $106,000 and $225,000 5,014,000       2,702,000
  Inventories                                  6,286,000       4,011,000
  Other current assets                           221,000         184,000
Total current assets                          11,525,000       6,904,000

Property and equipment, at cost:
  Leasehold improvements                         348,000         337,000
  Equipment                                    1,401,000       1,387,000
                                               1,749,000       1,724,000
Less accumulated depreciation
  and amortization                             1,515,000       1,437,000

Net property and equipment                       234,000         287,000

Other assets                                     282,000         204,000
Goodwill, net of amortization                  1,151,000       1,151,000
  of $383,000 and $383,000
Non-compete agreement, net of amortization
  of $60,000 and $52,000                          90,000          98,000

TOTAL ASSETS                                 $13,282,000      $8,644,000


The accompanying notes are an integral part of the consolidated financial statements.















HIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 2002 is based upon an audited balance sheet. All other information is unaudited).

                                          May 31,               November 30,
LIABILITIES                                2003                   2002
Current Liabilities:
  Note payable to bank                  $2,663,000              $1,009,000
  Current maturities of long-term
   Obligations                             325,000                 424,000
  Accounts payable                       3,308,000                 294,000
  Checks written in excess of deposits     735,000                  86,000
  Accrued expenses and other current
   Liabilities                             668,000               1,004,000

Total current liabilities                7,699,000               2,817,000

Long-term Obligations:
  Notes payable, less current maturities   713,000                 860,000
Total long-term obligations                713,000                 860,000

TOTAL LIABILITIES                        8,412,000               3,677,000

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196; outstanding 9,983,701
  and 9,861,525                            131,000               131,000
Additional paid-in capital               3,109,000             3,109,000
Retained earnings                        2,393,000             2,527,000
                                         5,633,000             5,767,000
Less treasury stock: 3,124,995 and
  3,246,671 shares at cost               (763,000)             (800,000)
Total stockholders' equity               4,870,000             4,967,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $13,282,000            $8,644,000


The accompanying notes are an integral part of the consolidated financial statements.











HIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                      Six Months Ended                Three Months Ended
               May 31, 2003    May 31, 2002      May 31, 2003    May 31, 2002

Net sales      $11,760,000     $14,323,000        $8,237,000      $10,605,000
Cost of sales    7,863,000       9,844,000         5,518,000        7,201,000
Gross profit     3,897,000       4,479,000         2,719,000        3,404,000

Selling, general
& administrative
expenses         4,067,000       4,076,000         2,026,000        2,183,000


Operating income
(loss)           (170,000)         403,000           693,000        1,221,000

Other income (expense):
  Interest income  27,000           27,000             8,000          10,000
  Interest expense (88,000)        (116,000)          (47,000)       (62,000)
  Misc. income
 (expense)          19,000           22,000             7,000         19,000
Total other
  expense         (42,000)         (67,000)           (32,000)       (33,000)

Income (loss) before income
 tax expense      (212,000)         336,000           661,000       1,188,000
Income tax
 expense            78,000        (124,000)         (242,000)       (414,000)

NET INCOME(LOSS) ($134,000)        $212,000          $419,000        $774,000
                  =======         ========          ========        ========

Net income (loss) per share
  Basic          ($   .01)         $   .02           $   .04        $   .08
  Diluted        ($   .01)         $   .02           $   .04        $   .08

Weighted average common
   shares outstanding:
      Basic     9,958,446         10,257,845        9,983,737     10,187,146
      Dilutive  9,958,446         10,382,845        9,983,737     10,187,146

The accompanying notes are an integral part of the consolidated financial statements.












HIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                 For the Six Months Ended
                                             May 31, 2003        May 31, 2002

OPERATING ACTIVITIES:
Net Income (loss)                               ($134,000)           $212,000
Adjustments to reconcile net income (loss)
 to net cash used  in operating activities:
 Depreciation and amortization                    86,000             114,000
      Deferred income taxes                      (78,000)              - 0 -
      Inventory reserve                           32,000             132,000

      Changes in current assets and
        current liabilities:
      Accounts receivable                      (2,312,000)        (2,646,000)
      Inventories                              (2,307,000)        (2,977,000)
      Other current assets                        (37,000)             42,000
      Accounts payable                          3,014,000           4,110,000
      Accrued expenses and other
        current liabilities                      (336,000)              7,000
NET CASH USED IN
 OPERATING ACTIVITIES                          (2,072,000)        (1,006,000)

INVESTING ACTIVITIES:
 Purchases of property and equipment             (25,000)            (48,000)
 Decrease (increase) in other assets               - 0 -              (6,000)
 NET CASH USED IN
  INVESTING ACTIVITIES                           (25,000)            (54,000)

FINANCING ACTIVITIES:
 Proceeds from note payable to bank             4,589,000           4,180,000
 Payments on borrowings on note payable
  to bank                                     (2,935,000)         (3,230,000)
 Repayments of long-term debt                   (147,000)           (146,000)
 Payments on capital lease obligations           (99,000)            (75,000)
 Increase in checks written in excess
  of deposits                                    649,000             287,000
 Sale of treasury stock                            37,000             47,000
 NET CASH PROVIDED BY
  FINANCING ACTIVITIES                          2,094,000           1,063,000

NET INCREASE (DECREASE) IN CASH                   (3,000)               3,000

CASH, BEGINNING OF PERIOD                          7,000                1,000

CASH, END OF PERIOD                             $  4,000            $   4,000

The accompanying notes are an integral part of the consolidated financial statements






HIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement.
In the opinion of management,all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended May 31, 2003 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2003. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2002 filed with the Securities and Exchange Commission on February 28,2003.

B.     Net Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares outstanding during the period (9,958,446 and 10,233,637 for 2003 and 2002). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the periods ended May 31, 2003 and May 31, 2002, total stock options in the amount of 750,000 and 1,020,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

C.     Stockholders' Equity

Purchase of Treasury Stock

On January 1, 2001, the Board of Directors granted an option to each of the officers of the Company to purchase a total of 750,000 shares of treasury stock at $.20 per share by December 31, 2003. The options' exercise price was greater than the common stock's market price at the date of grant.

On July 18, 2001, the Board of Directors granted common stock options to ten middle and senior managers of the Company. The options totaled 460,000 shares of which 165,000 shares of options expired on December
31, 2001 if not subscribed by that date. The option price was $.30 per share. The remainder of the options were to be exercised no later than December 31, 2002. As of December 31, 2001, 105,000 shares were subscribed to by the managers which meant that the remaining 60,000 options expired as of that date. Three senior managers were given, as a bonus for 2001, an additional 16,667 shares (valued at $.30 per share) which were granted on December 20,2001 when the market price was $.21 per share. As of December 31, 2002,senior managers subscribed to 124,000 shares of options at a price of $.30 per share. The remaining options outstanding, a total of 171,000 shares, expired on that date.




D.     Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $88,000 and $116,000 for the six months ended May 31, 2003 and May 31, 2002. Cash payments for income taxes were $73,000 and $108,000 for the six months ended May 31, 2003 and May 31, 2002.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The net cash used in operating activities increased by $1,066,000 for the six months ended May 31, 2003 as compared the six months ended May 31, 2002 due to the decrease of net income of $346,000, and the decrease in accounts payable of $1,096,000 and the decrease in accrued expenses and other current liabilities of $343,000 partially offset by the decrease in accounts receivable of $334,000 and a decrease in inventories of $670,000. The decrease in accounts payable were primarily attributable to the decrease in accounts receivables and inventories. The decrease in accrued expenses and other current liabilities were primarily attributable to an approximate $350,000 decrease in the comparative balances as of November 30, 2001 and November 30, 2002 in accruals for bonuses, profit sharing, and income taxes, the decrease in accounts receivables and inventories were primarily due to lower sales volume in May 2003 as compared to May 2002; a decrease of $2,563,000.

The net cash used in investing activities decreased by $29,000.

The net increase in cash provided by financing activities of $1,031,000 was primarily due to the increase in net borrowings to the bank of $704,000 and an increase in checks written in excess of deposits of $362,000. The increase in net borrowings to the bank was primarily attributable to the reduction in accrued expenses of $343,000 and the decrease of net income of $346,000.


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









The following is a summary of working capital and current ratio for the periods presented:

                                         May 31, 2003     November 30, 2002
    Working Capital                       $3,826,000           $4,087,000
    Current Ratio                          1.50 to 1            2.45 to 1


The Company's working capital decreased by $261,000 during the six months ended May 31, 2003 as compared to November 30, 2002 primarily as a result of the decrease of $346,000 in net income. Management believes that the present working capital is adequate to conduct its present operations. The Company does not anticipate any additional material capital expenditures for fiscal 2003. As of May 31, 2003, the Company and its subsidiary have an available line-of-credit of $5,750,000. As of May 31, 2003, $3,087,000 is unused under the line of credit. The line of credit expires on June 30, 2004. The line-of-credit agreement limits the payment of dividends by CPS Distributors, inc. and its subsidiaries ("CPS") to HIA, Inc. CPS is the wholly-owned subsidiary of HIA, Inc. The line-of-credit agreement also limits the payment of any expenses of HIA, Inc. by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact on HIA, Inc.'s ability to meet its cash needs as its cash needs are minimal. On June 17, 2003, the Company executed an amendment to the loan agreement with Wells Fargo Bank regarding a change in the debt covenant. The bank agreed to waive the minimum debt service covenant for the 2nd quarter of fiscal 2003 and decrease the covenant restriction's for the remainder of the term of the agreement.

The decrease in the current ratio as of May 31, 2003 as compared to November 30, 2002 is primarily attributable to the relative increase in accounts payable of $3,014,000, an increase in checks written in excess of deposits of $649,000 and the increase in bank borrowings of $1,654,000 as compared to the increase in accounts receivable of $2,312,000, the increase in inventories of $2,275,000 and the decrease in accrued expenses of $336,000.

Income Taxes

As of May 31, 2003, the Company has recorded a current net deferred tax asset totaling $170,000 and has recorded a noncurrent net deferred tax asset totaling $131,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.














Results of Operations

Three Months Ended May 31, 2003 Compared to Three Months Ended May 31, 2002.

Net sales for the three months ended May 31, 2003 were down $2,368,000 as compared to May 31, 2002 primarily due to the continued drought conditions and economic circumstances in the Rocky Mountain Region combined with the wet spring weather conditions experienced in the 2nd quarter of fiscal 2003 which delayed work by irrigation contractors particularly in the months of March and April.

Cost of Sales were down $1,683,000 for the three months ended May 31, 2003 as compared to the three months ended May 31, 2002 primarily attributable to the reduction in net sales.

Gross profit was 33.0% during the three months ended May 31, 2003 as compared to 32.1% during the three months ended May 31, 2002 an increase of .9%. The increase was primarily due to the change in the product mix of items sold which lines of product were less price competitive.

Selling, general and administrative expenses for the three months ended May 31, 2003 were down $157,000 as compared to the three months ended May 31,2002.

Other expenses for the three months ended May 31, 2003 were comparable to the three months ended May 31, 2002.

Net income decreased $355,000 for the three months ended May 31, 2003 as compared to the three months ended May 31, 2002 primarily due to the decrease in operating income of $528,000 partially offset by a decrease in income tax expense of $172,000. The decrease in operating income was primarily due to the decrease in gross profit of $685,000 primarily due to the decrease in sales.

Six Months Ended May 31, 2003 Compared to Six Months Ended May 31, 2002.

Net sales decreased by $2,563,000 for the six months ended May 31, 2003 as compared to May 31, 2002 primarily due to the continued drought conditions and economic circumstances in the Rocky Mountain Region combined with the wet spring weather conditions experienced in the 2nd quarter of fiscal 2003 which delayed work by irrigation contractors particularly in the months of March and April.

Cost of Sales decreased by $1,981,000 for the six months ended May 31, 2003 as compared to May 31, 2002 primarily as a result of the relative decrease in sales during first six months of fiscal 2003 as compared to the first six months of fiscal 2002.

Gross profit was 33.1% during the six months ended May 31, 2003 as compared to 31.3% during the six months ended May 31, 2002 an increase of 1.8%. The increase was primarily due to the change in the product mix of items sold which lines of product were less price competitive.

Selling, general and administrative expenses decreased by $9,000 during the six months ended May 31, 2003 as compared to May 31, 2002.



Other expenses decreased by $25,000 during the six months ended May 31, 2003 as compared to May 31, 2002 primarily due to the reduction of interest expense. The decrease was attributable to the lower average line-of-credit balance of $1,973,000 for the first six months of fiscal 2003 as compared to $2,103,000 for the first six months of fiscal 2002 and the reduction of interest payments in long-term obligations of $19,000.

Net income decreased $346,000 for the six months ended May 31, 2003 as compared to the six months ended May 31, 2002 primarily due to the decrease in gross profit of $582,000 and a decrease in income tax expense of $202,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate. A 10% increase in short-term interest rates on the note payable to bank of $1,973,000 would increase the Company's yearly interest expense by approximately $12,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.

Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed by the Company under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the quarterly period covered by this report, the Company carried out an evaluation, under the supervision of the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.














Part II


Item   1.   Legal Proceedings

            NONE

Item   2.   Changes in Securities and Use of Proceeds

            NONE

Item   3.   Defaults Upon Senior Securities

            NONE

Item   4.   Submission of Matters to a Vote of Security Holders

            NONE

Item   5.   Other Information

            NONE

Item  6.    Exhibits and Reports on Form 8-K

      a.) The following documents are filed as exhibits to this Form 10Q:

            Exhibit (31)  Rule 13a-14(a)/15d-14(a) Certification

            Exhibit (32)  Section 1350 Certification

      b.)   Reports of Form 8-K

            NONE























Exhibit 32

Certification Pursuant to Section 1350 of Chapter 63
Of Title 18 of the United States Code



I, Alan C. Bergold, the President and Chief Financial Officer of HIA, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (i) the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the report fairly presents,in all material respects, the financial condition and results of operations of HIA, Inc.


                                 __________/s/________________________
                                 Alan C. Bergold
                                 President & Chief Financial Officer





































SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HIA, INC.





Date:____07/09/03___________________      _________/s/_____________________
                                          Alan C. Bergold
                                          Chief Financial Officer &
                                          President



Exhibit 31

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls
     c) or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July _9_, 2003                      ________________/s/___________
                                          Alan C. Bergold
                                          President & Chief Financial
                                          Officer



??