Form 10-Q
period 2003-08-31
HIA INC
filed 2003-10-15
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended  August 31, 2003

Commission File Number 0-9599

HIA, INC.

Exact name of Registrant as specified in its charter)

New York                         16-1028783
State or other jurisdiction of   I.R.S. Employer
incorporation or organization    Identification Number

4275 Forest Street
Denver, Colorado  80216
(Address of principal executive offices, zip code)

(303) 394-6040
(Registrant's telephone number, including area code)

______________________________________________________

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,733,701 shares of the Registrant's $.01 par value common stock were outstanding at August 31, 2003.







HIA, INC.
INDEX

Part I.  Financial Information

Item 1.  Consolidated Financial Statements. . . . . 3

Item 2.	Management's Discussion and
         Analysis or FinancialCondition and
         Results of Operations . . . . . . . . . . .9

Item 3.  Quantitative and Qualitative
         Disclosures about Market Risk . . . . . . 12

Item 4.  Controls and Procedures . . . . . . . . ..13



Part II.  Other Information

Item 1.	Legal Proceedings . .  . . . . . . . . . 14

Item 2.	Changes in Securities and Use of
         Proceeds. . . . . . .  . . . . . . . . .  14

Item 3.	Defaults upon Senior Securities . . . ... 14

Item 4.	Submission of Matters to a Vote of
         Security Holders . . . . . . . .  . . . . 14

Item 5.	Other Information . . . . . . . . . . . . 14

Item 6.	Exhibits and Reports on Form 8-K . . . .  14

SIGNATURES . . . . . . . . . . . . . . . . . . . . .17


















Part  1.

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets as of August 31, 2003
and November 30, 2002. . . . . . . . . .  . . . . .  4

Consolidated Statements of Operations for the
three and nine months ended August 31, 2003
and 2002 . . . . . . . . . . . . . . . . . . . .. . .6

Consolidated Statements of Cash Flows for the nine months ended August 31, 2003 and 2002 . . . 7

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








			HIA, INC. AND SUBSIDIARY

             		CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2002 is based upon an audited balance sheet.
 All other information is unaudited.)
			           August 31,      	   November 30,
			             2003 		       2002
ASSETS

Current Assets:
  Cash	               		     $ 5,000		      $ 7,000

Accounts receivable, net of
allowance for doubtful
accounts of
$121,000 and $225,000    	   5,848,000		    2,702,000
Inventories			   5,373,000                4,011,000
Other current assets 	             203,000                  184,000
Total current assets              11,429,000	            6,904,000

Property and equipment, at cost:
Leasehold improvements	             349,000                  337,000
Equipment			   1,405,000                1,387,000
				   1,754,000                1,724,000
Less accumulated depreciation
and amortization		   1,554,000                1,437,000

Net property and
equipment			     200,000                  287,000

Other assets			     204,000                  204,000
Goodwill, net of
amortization			   1,151,000                1,151,000
of $383,000 and $383,000
Non-compete agreement,
net of amortization of
$64,000 and $52,000	 	      86,000                   98,000

TOTAL ASSETS       	         $13,070,000               $8,644,000


The accompanying notes are an integral part of the consolidated financial statements.




		HIA, INC. AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 2002 is based upon an audited balance sheet.
  All other information is unaudited).
				 August 31,      November 30,
LIABILITIES			   2003		      2002
Current Liabilities:
Note payable to bank	 	$2,483,000 	   $1,009,000
Current maturities of
long-term obligations	    	   266,000            424,000
Accounts payable		 1,842,000            294,000
Checks written in
excess of deposits 	           504,000             86,000
Accrued expenses and
other current liabilities        1,470,000	    1,004,000

Total current liabilities        6,565,000	    2,817,000

Long-term Obligations:
 Notes payable, less
current maturities		   682,000            860,000
Total long-term
obligations			   682,000	      860,000

TOTAL LIABILITIES	         7,247,000 	    3,677,000

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
authorized 20,000,000
shares: issued 13,108,196;
outstanding 10,733,701
and 9,861,525			   131,000	      131,000
Additional paid-in capital       3,109,000          3,109,000
Retained earnings		 3,204,000	    2,527,000
				 6,444,000          5,767,000
Less treasury stock:
2,374,495 and 3,246,671
shares at cost			  (621,000)          (800,000)
Total stockholders'
equity		      	         5,823,000	    4,967,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	       $13,070,000	   $8,644,000


The accompanying notes are an integral part of the consolidated financial statements.




			HIA, INC. AND SUBSIDIARY

           	CONSOLIDATED STATEMENTS OF OPERATIONS
			(unaudited)
              	     Nine Months Ended            Three Months Ended
          	 Aug 31,2003	Aug 31,2002     Aug 31,2003   Aug 31,2002

Net sales	 $23,703,000   $25,509,000     	$11,943,000   11,186,000
Cost of sales     15,848,000    17,219,000        7,985,000    7,375,000
Gross profit       7,855,000     8,290,000        3,958,000    3,811,000

Selling, general
& administrative
expenses           6,723,000     6,929,000        2,656,000    2,853,000


Operating
income             1,132,000     1,361,000        1,302,000      958,000

Other income (expense):
Interest
income	              46,000        61,000           19,000       34,000
Interest
expense             (139,000)     (184,000)         (51,000)     (68,000)
Misc. income
(expense)	      30,000        34,000           11,000       12,000
Total other
expense	             (63,000)      (89,000)         (21,000)     (22,000)

Income before income
tax expense        1,069,000     1,272,000	  1,281,000      936,000
Income tax
expense              392,000       470,000	    470,000      346,000

NET INCOME	    $677,000      $802,000         $811,000     $590,000
		     =======    ==========         ========     ========

Net income per share
  Basic	  	    $   .07      $   .08           $   .08       $   .06
  Diluted	    $   .07      $   .08           $   .08       $   .06

Weighted average common
   shares outstanding:
Basic	          10,029,882    10,173,825	 10,171,092    10,015,526
Dilutive          10,029,882    10,215,491	 10,171,092    10,015,526

The accompanying notes are an integral part of the consolidated financial statements.



		HIA, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS
			(unaudited)




     					For the Nine Months Ended
 				       Aug 31, 2003      Aug 31, 2002
OPERATING ACTIVITIES:
Net Income	            		 677,000	   $802,000
Adjustments to reconcile net income
to net cash used  in operating activities:
Depreciation and
amortization               		 129,000	    174,000
Stock Compensation	      		  - 0 -              15,000
Inventory Reserve 	          	  28,000	     - 0 -
Changes in current assets and
current liabilities:
Accounts receivable  		      (3,146,000)	 (1,996,000)
Inventories		       	      (1,390,000)        (1,179,000)
Other current assets		         (19,000)            48,000
Accrued expenses and
other current
liabilities               		 466,000            653,000
Accounts payable	   	       1,548,000	    928,000
Decrease (increase)
in other assets     	      		 - 0 -    	      7,000
NET CASH USED IN
OPERATING ACTIVITIES 	  	      (1,707,000)	   (548,000)

INVESTING ACTIVITIES:
Purchases of property
and equipment			         (30,000)	    (82,000)
NET CASH USED IN
INVESTING ACTIVITIES                     (30,000)	    (82,000)

FINANCING ACTIVITIES:
Proceeds from note
payable to bank	        	       8,064,000	  7,749,000
Payments on borrowings
on note payable to bank	  	      (6,590,000)	 (6,700,000)
Repayments of long-term
debt					(228,000)          (219,000)
Payments on capital
lease obligations		        (108,000)          (141,000)
Increase in checks written
in excess of deposits	  		 418,000 	    148,000
Purchase of treasury stock   		  (8,000)          (235,000)
Sale of treasury stock	     		 187,000             32,000
NET CASH PROVIDED BY
FINANCING ACTIVITIES	   	       1,735,000            634,000

NET DECREASE IN CASH	                  (2,000)	      4,000

CASH, BEGINNING OF PERIOD     		   7,000              1,000

CASH, END OF PERIOD   		     $     5,000           $  5,000


The accompanying notes are an integral part of the consolidated financial statements


HIA, INC. AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.	Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended August 31, 2003 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2003. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2002 filed with the Securities and Exchange Commission on February 28, 2003.


B.	Net Income Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares outstanding during the period
(10,029,882 and 10,171,092 for the nine months and three months ended
August 31, 2003). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the nine and three months ended August 31, 2003, stock options are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.


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

On or about August 10, 2003, the three directors of the company exercised options to purchase 250,000 shares each of HIA stock for $.20 per share, a total of $150,000.

On September 15, 2003, the Company sent to all shareholders an offer to purchase up to 1,000,000 shares of common stock at $.50 per share; the offer to expire on October 13, 2003. The estimated legal and trust service fees were estimated to be $40,000; a total purchase price of $540,000. The cash required to repurchase the shares are to be borrowed from the bank under the existing line of credit. The closing bid price at the time of the offer was $.18 per share. If more than a total of 1,000,000 shares are tendered the shares to be purchased will be selected through the pro-ration mechanism described in the offer to purchase

On October 10, 2003, the Company extended the expiration of the offer until 5:00 p.m. on October 31, 2003.


D.	Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $139,000 and $184,000 for the nine months ended August 31, 2003 and August 31, 2002. Cash payments for income taxes were $ -0- and $232,000 for the nine months ended August 31, 2003 and August 31, 2002.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The net cash used in operating activities increased by $1,159,000 for the nine months ended August 31, 2003 as compared the nine months ended
August 31, 2002 primarily due to a decrease in net income of $125,000, an increase in accounts receivable of $1,150,000, an increase in inventories of $211,000, an increase in accrued expenses and other current liabilities of $187,000, partially offset by an increase in accounts payable of $620,000. The increase in accounts receivables were primarily due to the increase in sales in the 3rd quarter of 2003 of $757,000 as compared to the 3rd quarter of 2002. The increase in accrued expenses and other current liabilities was primarily due to the increase in the accrual for income taxes of $154,000 when compared to the ending balance as of August 31, 2002. The increase in accounts payable was primarily due to the increases in accounts receivable and inventories.

The net cash used in investing activities decreased by $52,000 as a result of the decrease in purchases of fixed assets for the nine months ended August 31, 2003 as compared to the similar nine months in the prior year.

The net cash provided by financing activities increased by $1,101,000 was primarily due to the increase in net borrowings to the bank of $425,000, the increase in checks written in excess of deposits of $270,000 and the decrease in purchases of treasury stock of $227,000 and the increase in the sale of treasury stock of $155,000. The increase in net borrowings to the bank and the increase in checks written in excess of deposits were primarily attributable to the increase in accounts receivable.

On July 18, 2001, the Board of Directors granted common stock options to ten middle and senior managers of the Company. The options totaled 460,000 shares of which 165,000 shares of options expired on December 31, 2001 if not subscribed by that date. The option price was $.30 per share. The remainder of the options were to be exercised no later than December 31, 2002. As of December 31, 2001, 105,000 shares were subscribed to by the managers which meant that the remaining 60,000 options expired as of that date. Three senior managers were given, as a bonus for 2001, an additional 16,667 shares (valued at $.30 per share) which were granted on December 20, 2001 when the market price was $.21 per share. As of August 31, 2003, there were no options remaining under this stock option offer.

On July 3, 2002, the Company purchased 420,000 shares of common stock from a non-affiliated stockholder for approximately $.56 per share, a total purchase price of $235,000.

On or about August 10, 2003, the three directors of the company exercised options to purchase 250,000 shares each of HIA stock for $.20 per share, a total of $150,000.

The following is a summary of working capital and current ratio for the periods presented:

			     August 31, 2003		November 30, 2002
	Working Capital	       $4,864,000		    $4,087,000
	Current Ratio  	        1.74 to 1	             2.45 to 1

The Company's working capital increased by $777,000 during the nine months ended August 31, 2003 as compared to November 30, 2002 primarily as a result of the $677,000 net income. Management believes that the present working capital is adequate to conduct its present operations. The Company does not anticipate any additional material capital expenditures for the remainder of fiscal 2003 with the exception of the outcome of the tender offer initiated September 15, 2003 which may result in a maximum capital outlay of $540,000 (approved by the bank to be borrowed under the existing line of credit). As of August 31, 2003, the Company and its subsidiary have an available line-of-credit of $5,750,000. As of August 31, 2003, $3,267,000 is unused under the line of credit. In August of 2002, the Company executed a new loan agreement which increased the maximum line of credit from $5,000,000 to $5,750,000 and extended the expiration date of the overall agreement to June 30, 2004. The line-of-credit agreement limits the payment of dividends by CPS Distributors, inc. and its subsidiaries ("CPS") to HIA, Inc. CPS is the wholly-owned subsidiary of HIA, Inc. The line-of-credit agreement also limits the payment of any expenses of HIA, Inc. by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact on HIA, Inc.'s ability to meet its cash needs as its cash needs are minimal. On June 17, 2003, the Company executed an amendment to the loan agreement with Wells Fargo Bank regarding a change in the debt covenants.
The bank agreed to waive the minimum debt service covenant for the 2nd quarter of fiscal 2003 and decrease the covenant restrictions for the remainder of the term of the agreement.

The decrease in the current ratio as of August 31, 2003 as compared to November 30, 2002 is primarily attributable to the relative increase in accounts receivable of $3,146,000 and the increase in inventories of $1,362,000 as compared to the increase of notes payable to bank of $1,474,000 and the increase of $1,548,000 in accounts payable, the increase of $466,000 in other current liabilities and an increase in checks written against future deposits of $418,000.





Income Taxes

As of August 31, 2003, the Company has recorded a current net deferred tax asset totaling $170,000 and has recorded a noncurrent net deferred tax asset totaling $53,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.


Results of Operations

Three Months Ended August 31, 2003 Compared to Three Months Ended
August 31, 2002.

Net sales for the three months ended August 31, 2003 were up $757,000 or 6.77% as compared to the three months ended August 31, 2002 primarily due to the easing of drought conditions and water restrictions being lifted in the Rocky Mountain region.

Cost of Sales were up $610,000 for the three months ended August 31, 2003 as compared to the three months ended August 31, 2002 primarily as a result of the relative increase in sales during the three months of fiscal 2003 as compared to the three months of fiscal 2002.

Gross profit was 33.1% during the three months ended August 31, 2003 as compared to 34.1% during the three months ended August 31, 2002 a decrease of 1.0%. The decrease was primarily due competitive market pricing on materials provided for commercial work in the 3rd quarter 2003 as compared to the 3rd quarter 2002.

Selling, general and administrative expenses decreased $197,000 for the three months ended August 31, 2003 as compared to August 31, 2002.

Other expenses decreased by $1,000 for the three months ended August 31, 2003 as compared to the three months ended August 31, 2002.

Net income increased by $221,000 for the three months ended August 31, 2003 as compared to the three months ended August 31, 2002 primarily due to the increase in gross profit of $147,000, the decrease in selling, general and administrative expenses of $197,000, partially offset by the increase in income taxes of $124,000.




Nine Months Ended August 31, 2003 Compared to Nine Months Ended
August 31, 2002.

Net sales decreased by $1,806,000 for the nine months ended August 31, 2003 as compared to August 31, 2002 primarily due to the continued effects in the 1st and 2nd quarters in 2003 of the 2002 related drought conditions and economic circumstances in the Rocky Mountain Region combined with the wet spring weather conditions experienced in the 2nd quarter of fiscal 2003 which delayed work by irrigation contractors particularly in the months of March and April.

Cost of Sales decreased by $1,371,000 for the nine months ended
August 31, 2003 as compared to August 31, 2002 primarily as a result of the relative decrease in sales during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002

Gross profit was 33.1% during the nine months ended August 31, 2003 as compared to 32.5% during the nine months ended August 31, 2002 an increase of .60% primarily due to the combination of better pricing from vendors and more selective pricing on slower moving items of inventory to customers.

Selling, general and administrative expenses decreased by $206,000 during the nine months ended August 31, 2003 as compared to August 31, 2002.

Other expenses decreased by $26,000 during the nine months ended
August 31, 2003 as compared to August 31, 2002 primarily due to the reduction of interest expense, due to the significantly lower amount of interest paid on outstanding balances of total current and long term debt of $948,000 as of August 31, 2003, compared to $1,409,000 as of August 31, 2002.

Net income decreased $125,000 for the nine months ended August 31, 2003 as compared to the nine months ended August 31, 2002 primarily due to the decrease in gross profit of $435,000 partially offset by the decrease in selling, general and administrative expenses of $206,000, a decrease in other expenses of $26,000 and a decrease in income tax of $78,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate. A 10% increase in short-term interest rates on the note payable to bank of $2,483,000 would increase the Company's yearly interest expense by approximately $10,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.


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

Exhibit (32)  Section 1350 Certification

Exhibit (31)  Rule 13a-14(a)/15d-14(a) Certification

	b.)	Reports of Form 8-K

		NONE













Exhibit 32

Certification Pursuant to Section 1350 of Chapter 63
Of Title 18 of the United States Code



I, Alan C. Bergold, the President and Chief Financial Officer of HIA, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (i) the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of HIA, Inc.


				__________/s/_________________________
				Alan C. Bergold
				President & Chief Financial Officer






Exhibit 31

CERTIFICATION

I, Alan C. Bergold, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HIA, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

 	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: October 14, 2003			________________/s/___________
					Alan C. Bergold
					President & Chief Financial Officer








SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   HIA, INC.





Date:  October 14, 2003 	          ________/s/_____________________
                                          Alan C. Bergold
                                          Chief Financial Officer &
                                          President