Form 10-K
period 2003-11-30
HIA INC
filed 2004-02-25
CIK 318189

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION

				Washington, DC  20549

				      Form 10-K
			      Annual Report Pursuant to
			     Section 13 or 15(d) of the
			 Securities and Exchange Act of 1934

     For the
fiscal year ended						Commission File
November 30, 2003						   #09-9599

				      HIA, INC.
		 ----------------------------------------------------
		(Exact name of registrant as specified in its charter)

	New York						16-1028783
 ------------------------------				  --------------------
(State or other jurisdiction of				 (Federal employer
 Incorporation or Organization)				 identification number)

				 4275 Forest Street
			       Denver, Colorado 80216
			------------------------------------
		       (Address of principal executive office)

				   (303) 394-6040
		   ---------------------------------------------
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

		  YES      X    			NO
		       ---------			    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

Indicate by check mark whether the Issuer is an accelerated filer (as defined in Rule 12b-2 of the Act):

		  YES					NO      X
		       ---------			    ---------

The Issuer had net sales of $31,088,000 for the fiscal year ended November 30, 2003.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of January 01, 2004 was $931,000 based on market value of stock as compiled by finance.yahoo.com.

The number of shares of the only class of Common Stock of the Issuer outstanding as of January 01, 2004 was 9,303,310.

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

(b) Narrative Description of Business
-------------------------------------

    General - The Company acquired CPS, over a hundred-year-old company based in Denver, Colorado, in February 1984. CPS serves customers in the Rocky Mountain region in five states consisting of Colorado, Wyoming, New Mexico, Kansas and Nebraska. CPS carries a variety of brand name products, including pumps and water systems, water conditioning equipment, pump and well accessories, pipe valves and fittings and sprinkler system equipment. The Company's net sales for industrial, commercial and residential pumps and turf irrigation equipment represented approximately 10% and 90%, respectively, of net sales for 2003, approximately 10% and 90%, respectively, of net sales for 2002 and 14% and 86%, respectively, of net sales for 2001.

    On September 15, 2003, the Company sent to all its shareholders a tender offer for up to 1,000,000 shares of its common stock for a purchase price of $.50 per share. The total amount expected to be disbursed, as a result of the tender offer was $540,000 ($500,000 for the common stock and $40,000 for the legal and transfer agent fees). The offer expired on October 13, 2003. The total amount was to be financed by Wells Fargo Banking using the existing line of credit.

    The purposes of the offer was to (1) offer the shareholders the opportunity to sell some or all of their shares on a basis that was more favorable than could probably be achieved in the open market (the closing price as of August 29th, 2003 was $.18 per share) and (2) extend an offer which represented a good investment opportunity for the Company and its existing shareholders.

    The Company filed the necessary Schedule TO and related documents with the SEC on September 15, 2003. Amendment 1 was filed on October 7, 2003 which clarified some non-substantive information required by the Securities and Exchange Commission. Amendment 2 was filed on October 10, 2003 which extended the expiration date from October 13, 2003 to October 31, 2003. Amendment 3 increased the tender offer by 500,000 shares for a total offer of 1,500,000 shares ($540,000 to $790,000).

    The offer expired on October 31, 2003. A total of 1,430,390 shares of common stock were tendered for a total purchase price of $735,000 (including $20,000 incurred for legal, transfer agent and other related costs).

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

    Marketing - CPS's line of products has changed in response to the supply and demand forces of the marketplace. The management of CPS believes that its two divisions (i.e., turf and irrigation equipment and industrial, commercial and residential pumps and equipment) reduce the cyclicality of sales and earnings that would otherwise be affected by product line shifts caused by economic and demographic changes; however, the Company is subject to the ups and downs of the overall construction activity in the Rocky Mountain region. The Company purchases approximately 22% of its products volume from one manufacturer. However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

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

    Employees - At November 30, 2003, the Company employed 88 persons, of which 24 were warehouse and branch counter employees and 64 were sales and administrative employees. The Company considers its employee relations to be good. None of the Company's employees is covered by union contracts or collective bargaining agreements.

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
-------------------------

    As part of its ordinary course of business, the Company is involved in certain litigious activities from time to time. No litigation exists at November 30, 2003 or to the date of this report that management or its legal counsel believe will have a material impact on the financial position or operations of the Company.


Item 4.	Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

    There were no matters submitted to a shareholder vote during the fiscal year ended November 30, 2003.

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

    The following table sets forth the high and low closing bid quotations for the common stock for the fiscal years ended November 30, 2003, 2002, and 2001. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	 Fiscal year ended November 30, 2003		    Bid Quotations
						       High		   Low
						     --------------------------
	 First Quarter					.22		   .21
	 Second Quarter					.22		   .17
	 Third Quarter					.25		   .17
	 Fourth Quarter					.51		   .18

	 Fiscal year ended November 30, 2002		    Bid Quotations
						       High		   Low
						     --------------------------
	 First Quarter					.37		   .19
	 Second Quarter					.35		   .22
	 Third Quarter					.27		   .16
	 Fourth Quarter					.28		   .16

    The approximate number of holders of record of HIA's common stock as of November 30, 2003 was 800.

    The Company has never declared any dividends with respect to HIA's common stock. The Company has not in the past and is currently restricted from paying cash dividends under its existing line-of-credit agreement.

    During fiscal 2003, 2002 and 2001, the Company issued 750,000, 50,000 shares and 600,000 shares from treasury to its executive officers for cash proceeds of $150,000, $15,000 and $150,000 in conjunction with their exercise of options previously granted. All of the foregoing shares were sold in reliance upon exemptions afforded by Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.


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


Item 6. Selected Financial Data
-------------------------------

    The following table sets forth selected consolidated financial data for each of the Company's last five fiscal years:

		      __________________________Years Ended November 30,_________________________
			 2003		 2002		 2001		 2000		 1999
		      -----------     -----------     -----------     -----------     -----------
Net Sales	      $31,088,000     $31,205,000     $31,270,000     $32,141,000     $26,133,000

Net Income	      $   720,000     $   696,000     $   365,000     $   378,000     $   488,000

Net Income
     Per Common
     Share	      $      .07      $      .07      $      .04      $      .04      $      .05

Cash Dividend Per	    -		    -		    -		    -		    -
     Common Share

AT YEAR END

Total Assets	      $ 9,567,000     $ 8,644,000     $ 9,320,000     $10,181,000     $ 9,305,000

Long-Term	      $   646,000     $   860,000     $ 1,282,000     $ 1,772,000     $ 2,106,000
     Obligations



The following table sets forth selected unaudited consolidated financial data for each of the Company's last eight fiscal quarters:

			___________________________________2003____________________________________
		   	Nov. 30, 2003        Aug. 31, 2003        May 31, 2003        Feb. 28, 2003
			-------------        -------------        ------------        -------------
Net Sales		$  7,385,000	     $ 11,943,000	  $  8,237,000	      $  3,523,000

Gross Profit		$  2,516,000	     $  3,958,000	  $  2,719,000	      $  1,178,000

Net Income		$     43,000	     $    811,000	  $    419,000	     ($    553,000)

Income (Loss)		$        .01	     $        .08	  $        .04	      $       (.06)
     Per share


			___________________________________2002____________________________________
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
-----------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     For the year ended November 30, 2003, the Company's net income was $720,000 compared to $696,000 for the year ended November 30, 2002 (previous year). Net income increased by $24,000 primarily as a result of a decrease in interest expense of $60,000. Changes in operating results are further explained in the Results of Operations section of this report.

During the year ended November 30, 2003, the Company provided net cash from operations of $460,000 as compared to $1,683,000 for the previous year. The decrease of $1,223,000 was primarily attributable to the increase in accounts receivable of $1,438,000, the increase in accounts payable of $863,000, the decrease in other current liabilities of $452,000, the decrease in inventories of $134,000, the decrease in the allowance for doubtful accounts of $198,000 and the increase in other current assets of $104,000.

The increase in accounts receivable was primarily attributable to the increase in sales in the fourth quarter of 2003 as compared to the same quarter of 2002 of $1,689,000. The decrease in inventories was primarily due to the continued diligence of the Company's purchasing department and inventory control constraints implemented with the installation of the new computer system in February of 2000. The decrease in current liabilities was primarily attributable to the increase in bonuses payable to management and officers in 2002 of $249,000 due to the increased operating income for 2002 as compared to 2001 (previous year) and the decrease of $73,000 as a result of having a net income tax liability in 2002 as compared to a net tax overpayment in 2003. The increase in other current assets of $104,000 was primarily attributable to the overpayment of income taxes of $60,000 at the end of 2003 and the addition of $65,000 of notes receivable in 2003 due to the conversion of three significant trade receivables to promissory notes. The decrease in the allowance for doubtful accounts of $198,000 was primarily due to the write-down of the reserve in 2003 as a result of an improved economy and the substantial redirection of concern regarding continued drought conditions in the Rocky Mountain region. The increase in accounts payable of $863,000 was primarily due to the increased sales in the fourth quarter of 2003 as compared to the same quarter in 2002.

Net cash used in investing activities was $30,000 during 2003 compared to $77,000 during 2002, a net decrease of $47,000, primarily as a result of reduced purchases of property and equipment of $55,000 in 2003. During 2003, the Company removed $446,000 of computer equipment which was 100% depreciated from the fixed asset totals due to the equipment being replaced by new computer systems installed during 2000. The equipment was leased and the lease was completely paid at the time of disposal.

Net cash used in financing activities was $436,000 during 2003 compared to $1,600,000 during 2002, a net decrease of $1,164,000. The decrease was primarily attributable to the increase in line-of-credit balances of $1,085,000, the increase in checks written against future deposits of $377,000 and the net increase in the purchase of treasury stock of $360,000.

The increase in the line-of-credit balances of $1,085,000 and the increase in checks written in excess of deposit of $377,000 were primarily attributable to the purchase of $735,000 of treasury stock in November 2003, the increase of $1,462,000 accounts receivable partially offset by the increase in accounts payable and accrued liabilities of $411,000.

On September 15, 2003, the Company sent a tender offer to all its shareholders which offered to re-purchase up to 1 million shares of HIA, Inc. common stock, for $.50 per share. The expiration date of the offer was October 31, 2003. On October 16, 2003 the Company sent a letter to all its shareholders amending the original offer to re-purchase 1 million shares of its common stock to 1.5 million shares of its common stock (an increase of 500,000 shares) at the same purchase price and the same expiration date. The Company paid a total of $735,000 (including $20,000 of legal and transfer fees) for 1,430,390 shares of common stock at an average price of $.51 per share.

During fiscal 2003, the Company purchased from non-affiliates a total of 1,825 shares of its common stock at an average price of $.33 per share. In addition, the Company issued to key management (not officers or directors) under existing stock option agreements, a total of 124,000 shares at an exercise price of $.30 per share. The Company acquired from non-affiliated stockholders 420,000 shares of its common stock at an average price of $.56 per share during fiscal 2002, 834,006 shares of its common stock at an average price of $.32 per share during fiscal 2001.

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

The following is a two-year summary of working capital and current ratios:

				2003			   2002
				----			   ----

Working Capital	            $4,180,000              	$4,087,000

Current Ratios		     2.11 to 1                   2.45 to 1

The decrease in the current ratio in 2003 was primarily due to the similar amounts of increases in current liabilities (accounts payable and check written against future deposits) and current assets (accounts receivable) of approximately $900,000 each which in effect changed the resulting ratio in 2003.

As of November 30, 2003, the Company and its subsidiary had an available line-of-credit totaling $5,750,000 of which $4,462,000 was available and unused. The line of credit expires on June 30, 2004 however, management believes that they will have the opportunity to renew upon expiration.

Management believes that the present working capital as well as its available line-of-credit is adequate to conduct its present operations. The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditure for fiscal 2004.

Results of Operations
---------------------

Comparison Fiscal 2003 vs. 2002
-------------------------------

Net sales were down $117,000.

Gross profit percentage remained the same 33.3% in 2003 and 33.2% in 2002.

Selling, general and administrative expenses decreased by $10,000.

Other expense decreased by $38,000 primarily as a result of reduced interest expense of $60,000. This decrease was primarily due to the decrease in the average bank borrowings ($1,964,000) during 2003, $2,210,000 during 2002). Weighted average interest rates on bank borrowings were 4.4% during 2003 and 4.8% during 2002. Additionally, there was a decrease of $39,000 of interest paid on long term notes and leases due to the principal reductions on the notes during 2003.

Net income increased by $24,000 for the year ended November 30, 2003, the Company's net income was $720,000 as compared to $696,000 for the year ended November 30, 2002 (previous year). Net income increased $24,000 primarily as a result of an decrease in interest expense of $60,000.

Income Taxes
------------

     At November 30, 2003, the Company has recorded a current net deferred tax asset totaling $138,000 and has recorded a noncurrent net deferred tax asset totaling $62,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets. See Note 6 to the Company's Consolidated Financial Statements.

     The Company's effective tax rate for the year ended November 30, 2003 of approximately 37.1% differs from the Company's blended Federal and State tax rate of 37% due primarily to the non-deductible nature of the amortization of goodwill for tax purposes and other non-deductible items which is consistent with prior years.


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

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of November 30, 2003, our net accounts receivable balance was $3,612,000.

Inventory: Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of November 30, 2003, our inventory balance was $4,079,000.

Goodwill and intangible assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of November 30, 2003, we had $1,234,000 of goodwill and intangible assets remaining on the balance sheet, the value of which we believe is realizable based on the estimated future cash flows.

Recent Accounting Pronouncements
--------------------------------

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of SFAS No. 150 will have no immediate impact on our financial position or results of operations. The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. We do not believe the adoption of FIN No. 46 will have a material impact on our financial position or results of operations.


Item 7a. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     The Company does not have material market risk on market risk sensitive instruments. It has no exposure to fluctuations in currency exchange rates or commodity prices. Its only interest rate risk arises from its bank line-of-credit.

     The Company's long-term debt consists of fixed rate loans and capital leases that are unaffected by interest rate fluctuations and have fair values approximately equal to their carrying values. It's operating line-of-credit bears interest at lender prime (4.00% at November 30, 2003). For the year ended November 30, 2003, the Company's total interest expense was $172,000. Assuming outstanding borrowings under the Company's revolving line-of-credit at the same levels that prevailed during fiscal 2003, a 10% decrease or increase in the prime rate prevailing at year-end 2002 (i.e., from 4.00% to 4.5% or 3.5%) would result in a decrease or increase of $10,000 in the Company's interest expense in fiscal 2004.

Item 8.	Financial Statements
----------------------------

     The response to this item is submitted as a separate section of this report.

Item 9a. Controls and Procedures
--------------------------------

     As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures and its internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of management, including the President and Chief Financial Officer. In accord with SEC requirements, the President and Chief Financial Officer notes that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon the Company's evaluation, the President and Chief Financial Officer has concluded that the Company's disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the President and Chief Financial Officer, particularly during the period when the Company's periodic reports are being prepared, and that the Company's internal controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.

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

	 Name			Age	Positions		  Director Since
	 ----			---	---------		  --------------

	 Carl J. Bentley	70	Chairman of the Board		1994
					and Director

	 Alan C. Bergold	55	President, Treasurer		1981
					and Director

	 Donald L. Champlin	52	Executive Vice President,	1994
					Secretary and Director

     (b) Identification of Executive Officers

	 The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such.

								     Year First
	 Name			Age	Positions		     Elected (1)
	 ----			---	---------		     -----------

	 Carl J. Bentley	70	Chairman of the Board		1996
					and Director			1994

	 Alan C. Bergold	55	President, Treasurer		1996
					and Director			1981

	 Donald L. Champlin	52	Executive Vice President,	1996
					Secretary
					and Director			1994

(1) All officers serve at the discretion of the Board of Directors.

(c) Business Experience
-----------------------

    The material presented below sets forth a brief account of the business experience during at least the past five years of each director, executive officer and significant employee.

    Carl J. Bentley, age 70, was appointed Chairman of the Board in October 1996. He joined the Company as General Manager of CPS in July 1985. In November 1986, he became President and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.

    Alan C. Bergold, age 55, was appointed President in October 1996 and Executive Vice President of the Company in July 1983. He served as Vice President and Secretary of the Company from 1981 to 1983. Mr. Bergold has been a director of the Company since 1981.

    Donald L. Champlin, age 52, was appointed Executive Vice President in October 1996. He joined the Company as Pump Product Manager in October 1983. In February 1989, he became Vice President of Marketing and a member of the Board of Directors of CPS. He was appointed to the Company's Board of Directors in 1994.


(d) Involvement in Certain Legal Proceedings
--------------------------------------------

    None.

(e) Promoters and Control Persons
---------------------------------

    Not applicable.

(f) Section 16(a) Beneficial Ownership Reporting Compliance
-----------------------------------------------------------

    Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2003 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2003, if any, and written representations furnished to the Company as to the absence of any requirement for the filing of Forms 5, the Company believes that its officers, directors and 10% beneficial owners have filed on a timely basis all required Forms 3, 4 and 5 under Section 16(a) of the Exchange Act due in or in respect of the 2003 fiscal year.

(g) Code of Ethics
------------------

    The Company endeavors to adhere to the requirements as dictated by the SEC and provide assurances to outside investors and interested parties that the Company's officers, directors and principal financial manager adhere to a reasonably responsible code of ethics. The Company keeps a copy of the code on file at its office located at 4275 Forest Street, Denver, Colorado 80216. For a copy of the code, without charge, send a written request to HIA, Inc.,
Attention: Shareholder Relations at the aforementioned address.


(h) Audit Committee Financial Expert
------------------------------------

    The Company has no independent directors. The full Board of Directors serves on the audit committee and performs the functions so required. There is no independent financial expert hired or retained by the Company to serve on the audit committee or to advise the committee. However, the Company considers Alan
C. Bergold (President) to be sufficiently capable in matters of finance and accounting to serve as a financial expert for the audit committee in lieu of hiring an independent financial expert.

Item 11. Executive Compensation
-------------------------------

     Summary Compensation Table
     --------------------------

     The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended November 30, 2003, 2002 and 2001 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:

				       Annual Compensation				Long-term Compensation
				---------------------------------	  --------------------------------------------------

     Name and	       Year			         Other		  Restricted	Securities
     Principal	      Ended			        Annual		     Stock	Underlying	LTIP	 All Other
     Position	     Nov. 30	Salary	   Bonus     Compensation	     Award	Options/SARs   Payouts  Compensation
     ---------	     -------    ------	   -----     ------------	  ----------    ------------   -------  ------------
Carl J. Bentley	      2003	$218,500   $161,983  $    12,000	  $	-	     -		$  -	$    6,798
     Chairman of      2002	 201,650    156,357	  12,000		-	     -		   -	     5,060
     the Board	      2001	 185,000     96,723	  12,000		-	  250,000	   -	     6,720

Alan C. Bergold	      2003	$216,000   $161,983  $    12,000		-	     -		$  -	$   13,968
     President	      2002	 199,150    156,347	  12,000		-	     -		   -	    16,218
		      2001	 182,500     96,723	  12,000		-	  250,000	   -	    16,876

Donald L. Champlin    2003	$216,000   $161,983  $    12,000		-	     -		$  -	$   14,959
     Executive	      2002 	 199,150    156,347	  12,000		-	     -		   -	    17,727
     Vice-President   2001	 182,500     96,723	  12,000		-	  250,000	   -	    18,708

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

The Company has employment agreements as follows:

Carl J. Bentley (1): $218,500 annual salary per year, adjusted for cost of living plus seven percent per annum base increase; plus eight and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of five years beginning May 31, 2001.

Alan C. Bergold (1): $216,000 annual salary per year, adjusted for cost of living plus seven percent per annum base increase; plus eight and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of five years beginning May 31, 2001.

Donald L. Champlin (1): $216,000 annual salary per year, adjusted for cost of living plus seven percent per annum base increase; plus eight and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of five years beginning May 31, 2001.

(1) There is a provision for payment of one year's compensation as a result of the sale of all or substantially all of the Company's assets.

(b) Option/SAR Grants in Last Fiscal Year
-----------------------------------------

		                % of Total
			       Options/SARs
	      Number of     ____Granted to______
	      Securities                Exercise   Market		 Grant
	      Underlying    Employees    or Base    Price		  Date
	     Options/SARs   in Fiscal    Price/    on Date  Expiration	 Present
	     ------------   ---------    -------   ------    --------    -------

				NONE

(c) Aggregated Option/SAR Exercises and Last Fiscal Year and Year-End
---------------------------------------------------------------------
    Option/SAR Values
    -----------------

					      Number of		 Value of
					      Securities	Unexercised
					      Underlying	In-the-Money
					     Unexercised	 Options/
 		    Shares		     Options/SARs	  SARs at
		   Acquired	 Value		at FY-end	   FY-end
       Name       on Exercise   Realized   (all exercisable)  (all exercisable)
     --------     -----------   --------    ---------------    ---------------

				NONE


     Refer to Note 8 to the Consolidated Financial Statements for description of Stock Option Plan.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners
----------------------------------------------------

     The following table shows the beneficial ownership of Common Stock by each person known by the Company to own beneficially more than 5 percent of the outstanding shares of its Common Stock. The Company has no other class of voting securities.

				Common Stock

	Name and Address of		Amount and Nature of		Percent
	Beneficial Owner   		Beneficial Ownership 		of Class
	----------------		--------------------		--------

	Carl J. Bentley			    2,366,153 (1)		 24.9%
	4275 Forest Street
	Denver, CO  80216

	Alan C. Bergold			    2,852,646 (1)		 30.0%
	4275 Forest Street
	Denver, CO  80216

	Donald L. Champlin		    2,439,797 (1)		 25.7%
	4275 Forest Street
	Denver, CO  80216

      (1) Includes 200,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2005.

(b)  Security Ownership of Management
-------------------------------------

     The following table shows the equity securities beneficially owned by all directors of the Company and all directors and officers of the Company as a group.

(1) Directors
-------------
					Common Stock
					------------

	Name and Address of		Amount and Nature of		Percent
	Beneficial Owner   		Beneficial Ownership 		of Class
	----------------		--------------------		--------

	Carl J. Bentley			    2,366,153 (1)		  24.9%
	4275 Forest Street
	Denver, CO  80216

	Alan C. Bergold			    2,852,646 (1)		  30.0%
	4275 Forest Street
	Denver, CO  80216

	Donald L. Champlin		    2,439,797 (1)		  25.7%
	4275 Forest Street
	Denver, CO  80216

       (1) Includes 200,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2005.


(2) Directors and Officers as a Group
-------------------------------------

					Amount and Nature of		Percent
	Title of Class  		Beneficial Ownership 		of Class
	--------------			--------------------		--------

	Common Stock			    7,658,596 (1)		  77.3%
	(par value $.01)

       (1) Includes 600,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2005.

(c) Changes in Control
----------------------

    None.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a) Transactions With Management and Others
-------------------------------------------

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

On September 15, 2003, the Company sent a tender offer to all its shareholders which offered to re-purchase up to 1 million shares of HIA, Inc. common stock, for $.50 per share. The expiration date of the offer was October 31, 2003. On October 16, 2003 the Company sent a letter to all its shareholders amending the original offer to re-purchase 1 million shares of its common stock to 1.5 million shares of its common stock (an increase of 500,000 shares) at the same purchase price and the same expiration date. The Company paid a total of $735,000 (including $20,000 of legal and transfer fees) for 1,430,390 shares of common stock at an average price of $.51 per share.

During fiscal 2003, the Company purchased from non-affiliates a total of 1,825 shares of its common stock at an average price of $.33 per share. In addition, the Company issued to key management (not officers or directors) under existing stock option agreements, a total of 124,000 shares at an exercise price of $.30 per share. The Company acquired from non-affiliated stockholders 420,000 shares of its common stock at an average price of $.56 per share during fiscal 2002, 834,006 shares of its common stock at an average price of $.32 per share during fiscal 2001.

(b) Certain Business Relationships

    None.

(c) Indebtedness of Management
    None.

(d) Transactions with Promoters
    Not applicable.

				   PART IV

Item 15. Exhibits and Reports on Form 8-K
-----------------------------------------

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

						HIA, INC.



						By:__________/s/___________
						Alan C. Bergold,
						President,
						Treasurer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature					Title		    Date
---------					-----		    ----


______________/s/_______________	Chairman of the Board	Feb. 20, 2004
Carl J. Bentley				and Director


______________/s/_______________	President,		Feb. 20, 2004
Alan C. Bergold				Treasurer and Director


______________/s/_______________	Executive Vice		Feb. 20, 2004
Donald L. Champlin			President, Secretary
					and Director

				HIA, Inc. and Subsidiaries

			    Consolidated Financial Statements
				   For the Years Ended
			     November 30, 2003, 2002 and 2001

		  INDEX TO CONSOLIDATED FINANCIAL STATEMENT


									   PAGE
									   ----

Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets - November 30, 2003 and 2002. . . . . . . . . . F-3

Consolidated Statements of Income - For the Years Ended
	November 30, 2003, 2002 and 2001. . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Stockholders' Equity - For the
	Years Ended November 30, 2003, 2002, and 2001 . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows - For the Years
	Ended November 30, 2003, 2002, and 2001	. . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . F-8

			INDEPENDENT AUDITOR'S REPORT



Board of Directors
HIA, Inc. and Subsidiaires
Denver, Colorado


We have audited the accompanying consolidated balance sheets of HIA, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ending December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HIA, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



HEIN & ASSOCIATES LLP
Denver, Colorado

January 16, 2004

				HIA, INC. AND SUBSIDIARIES

				CONSOLIDATED BALANCE SHEETS



							     NOVEMBER 30,
						     --------------------------
							2003		2002
						     -----------    -----------

					ASSETS
					------

CURRENT ASSETS:
	Cash					     $     1,000    $	  7,000
	Accounts receivable, net of allowance
	 of $107,000 and $146,000, respectively	       3,612,000      2,702,000
	Inventories				       4,079,000      4,011,000
	Other current assets				 270,000	184,000
		Total current assets		       7,962,000      6,904,000

PROPERTY AND EQUIPMENT:
	Equipment				       1,405,000      1,387,000
	Leasehold improvements				 349,000	337,000
						     -----------    -----------
						     $ 1,754,000    $ 1,724,000
Less accumulated depreciation and amortization	      (1,594,000)    (1,437,000)
						     -----------    -----------
	Net property and equipment			 160,000	287,000

OTHER ASSETS:
	Goodwill, net of accumulated
	 amortization of $383,000		       1,151,000      1,151,000
	Non-compete agreement, net of
	 accumulated amortization of $67,500
	 and $37,000					  83,000	 98,000
	Other						 211,000	204,000
						     -----------    -----------
		Total other assets		     $ 1,445,000    $ 1,453,000
						     -----------    -----------
TOTAL ASSETS					     $ 9,567,000    $ 8,644,000



	 See accompanying notes to consolidated financial statements.

				HIA, INC. AND SUBSIDIARIES

				CONSOLIDATED BALANCE SHEETS
					(Continued)



							     NOVEMBER 30,
						     --------------------------
							2003		2002
						     ---------	      ---------

			LIABILITIES AND STOCKHOLDERS' EQUITY
			------------------------------------

CURRENT LIABILITIES:
	Line-of-credit				     $ 1,288,000    $ 1,009,000
	Current maturities of long-term debt		 215,000	306,000
	Current maturities of capital
	 lease obligations				   -		118,000
	Accounts payable				 974,000	294,000
	Checks written against future deposits		 342,000	 86,000
	Accrued payroll and bonuses			 684,000	633,000
	Income taxes payable				   -		 73,000
	Other current liabilities			 279,000	298,000
		Total current liabilities	       3,782,000      2,817,000

LONG-TERM LIABILITIES:
	Long-term debt, less current maturities		 646,000	860,000

			Total liabilities	     $ 4,428,000    $ 3,677,000

COMMITMENTS (Notes 5 and 8)

STOCKHOLDERS' EQUITY:
	Common stock, $.01 par value; 20,000,000
	 shares authorized; 13,108,196 and 13,108,196
	 issued and 9,303,310 and 9,861,525
	 outstanding, respectively			 131,000	131,000
	Additional paid-in capital		       3,109,000      3,109,000
	Retained earnings			       3,247,000      2,527,000
	Less treasury stock at cost; 3,804,886
	 and 3,246,671 shares			      (1,348,000)      (800,000)
		Total stockholders' equity	     $ 5,139,000    $ 4,967,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	     $ 9,567,000    $ 8,644,000


	  See accompanying notes to consolidated financial statements.
				     F-4


					HIA, INC. AND SUBSIDIARIES

				     CONSOLIDATED STATEMENTS OF INCOME


								   FOR THE YEARS ENDED NOVEMBER 30,
							 ------------------------------------------------
							      2003	       2002		 2001
							 -------------      ------------      -----------

NET SALES						 $ 31,088,000	   $ 31,205,000	     $ 31,270,000

COST OF SALES						   20,717,000	     20,840,000	       21,598,000
							 ------------       ------------      -----------
	Gross profit					   10,371,000	     10,365,000		9,672,000

SELLING, GENERAL AND ADMINISTRATIVE			    9,132,000	      9,142,000		8,748,000
							 ------------       ------------      -----------

OPERATING INCOME					    1,239,000	      1,223,000		  924,000

OTHER INCOME (EXPENSE):
	Interest income					       67,000		 87,000		   84,000
	Interest expense				     (172,000)	       (232,000)	 (394,000)
	Miscellaneous income				       38,000		 40,000		   56,000
							 ------------       ------------      -----------
		Total other expense			      (67,000)	       (105,000)	 (254,000)
							 ------------       ------------      -----------
INCOME BEFORE INCOME TAXES				    1,172,000	      1,118,000		  670,000

INCOME TAXES						      452,000		422,000		  305,000
							 ------------       ------------      -----------
NET INCOME						 $    720,000       $	696,000      $	  365,000


NET INCOME PER COMMON SHARE:
	Basic						 $	 .07	   $	   .07	     $	     .04
	Diluted						 $	 .07	   $	   .07	     $	     .04

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	   10,105,661        10,096,000        10,184,000
							 ------------	   ------------	     ------------

DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	   10,105,661	     10,158,000	       10,217,000
							 ------------	   ------------	     ------------


			See accompanying notes to consolidated financial statements.
						  F-5



						HIA, INC. AND SUBSIDIARIES

					CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				      FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001




				    COMMON STOCK	 ADDITIONAL			 TREASURY STOCK		  TOTAL
			      ------------------------     PAID-IN	 RETAINED    ----------------------   STOCKHOLDERS'
			      SHARES	      AMOUNT	   CAPITAL	 EARNINGS    SHARES	   AMOUNT	  EQUITY
			      ----------   -----------	 -----------   -----------   ---------   ----------   -------------

BALANCE, December 1, 2001     13,107,896   $   131,000   $ 3,109,000   $ 1,466,000   2,747,665  $  (494,000)  $ 4,212,000

     Issuance of common stock	     300	    -		  -		-	    -		 -	       -
     Issuance of shares held
      in treasury		      -		    -		  -		-     (600,000)     150,000	  150,000
     Acquisition of treasury stock    -		    -		  -		-      834,006     (268,000)	 (268,000)
     Net income			      -		    -		  -	   365,000	    -		 -	  365,000
			      ----------   -----------   -----------   -----------   ---------  -----------   -----------

BALANCE, November 30, 2001    13,108,196       131,000     3,109,000     1,831,000   2,981,671     (612,000)    4,459,000

     Issuance of shares held
      in treasury		      -		    -		  -		-     (155,000)	     47,000	   47,000
     Acquisition of treasury stock    -		    -		  -		-      420,000	   (235,000)	 (235,000)
     Net income			      -		    -		  -	   696,000	    -		 -	  696,000
			      ----------   -----------   -----------   -----------   ---------   ----------   -----------

BALANCE, November 30, 2002    13,108,196       131,000     3,109,000     2,527,000   3,246,671     (800,000)    4,967,000
     Issuance of shares held
      in treasury		      -		    -		  -		-     (874,000)	    187,000	  187,000
     Acquisition of treasury stock    -		    -		  -		-    1,432,215	   (735,000)	 (735,000)
     Net income			      -		    -		  -	   720,000	    -		 -	  720,000
			      ----------   -----------   -----------   -----------   ---------   ----------   -----------

BALANCE, November 30, 2003    13,108,196   $   131,000   $ 3,109,000   $ 3,247,000   3,804,886  $(1,348,000)  $	5,139,000



				See accompanying notes to consolidated financial statements.
							     F-6



						HIA, INC. AND SUBSIDIARIES

					   CONSOLIDATED STATEMENTS OF CASH FLOWS


								   FOR THE YEARS ENDED NOVEMBER 30,
							 -----------------------------------------------------
							      2003		  2002		      2001
							 -------------        ------------	  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income						 $     720,000	      $	   696,000	  $    365,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
	Depreciation and amortization			       172,000		   236,000	       374,000
	Gain on sale property					    -		    (3,000)		(2,000)
	Allowance for doubtful accounts			      (119,000)		    79,000		35,000
	Allowance for inventory obsolescence			25,000			-		48,000
	Deferred income taxes				       (23,000)		   (36,000)		18,000
	Changes in operating assets and liabilities,
	 net of business combination:
	     Accounts receivable			      (791,000)		   671,000	       (21,000)
	     Inventories				       (93,000)		  (227,000)	       432,000
	     Other current assets			       (70,000)		    39,000	       (15,000)
	     Accounts payable				       680,000		  (183,000)	      (319,000)
	     Other current liabilities			       (41,000)		   411,000	       161,000
							 -------------	      ------------	  ------------
		Net cash provided by operating activities      460,000		 1,683,000	     1,076,000
							 -------------	      ------------	  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment			       (30,000)		   (85,000)	       (42,000)
     Increase (decrease) in other assets			    - 	 	     8,000		35,000
							 -------------	      ------------	  ------------
     Net cash used in investing activities		       (30,000)		   (77,000)		(7,000)
							 -------------	      ------------	  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line-of-credit			    10,454,000		 8,859,000	    10,087,000
     Repayments on line-of-credit			   (10,175,000)		(9,665,000)	   (10,653,000)
     Repayments on long-term debt			      (305,000)		  (297,000)	      (291,000)
     Repayments on capital lease obligations		      (118,000)		  (188,000)	      (176,000)
     Acquisitions of treasury stock			      (735,000)		  (235,000)	      (268,000)
     Proceeds from sale of treasury stock		       187,000		    47,000	       150,000
     Increase (decrease) in checks written
      against future deposits				       256,000		  (121,000)		83,000
							 -------------	      ------------	  ------------
	Net cash used in financing activities		      (436,000)		(1,600,000)	    (1,068,000)
							 -------------	      ------------	  ------------
INCREASE (DECREASE) IN CASH					(6,000)		     6,000		 1,000

CASH, beginning of year						 7,000		     1,000		    -
							 -------------	      ------------	  ------------
CASH, end of year					 $	 1,000	      $	     7,000	  $	 1,000

				See accompanying notes to consolidated financial statements.
							    F-7

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

   The note payable, long-term debt, and capital lease obligations bear interest at fixed and floating rates of interest based upon lending institutions' prime lending rate. Accordingly, their fair value approximates their reported carrying amounts at November 30, 2003 and 2002.

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

				HIA, INC. AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Receivables and Credit Policies - Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. Past due receivables bear interest at the rate of 1.5% annually. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trades receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

   Approximately 22% of the Company's inventory is purchased from one major supplier. If the Company's relationship with this supplier were to cease, management believes there are sufficient alternative suppliers, such that there would not be a significant adverse impact on the operations of the Company.

   Inventories - Inventories consist of wholesale goods held for resale, which are primarily valued at the lower of cost (as determined using first-in, first-out method) or market.

   Cost of Sales - Cost of sales consists of the actual cost of products purchased for resale and related in-bound shipping charges.

   Depreciation, Amortization, Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements and leased equipment are amortized over the lesser of the estimated useful lives or over the term of the leases. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statements of income. Depreciation expense was $157,000, $221,000 and $207,000 for the years ended November 30, 2003, 2002, and 2001.

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

   Goodwill and Non-Compete Agreement - Goodwill and the non-compete agreement relate to the acquisition of WPS in 1999. Goodwill in accordance with FASB No. 142 is no longer amortized beginning in fiscal 2002. Had goodwill been amortized in fiscal 2003 and 2002, the Company would have recorded an additional $153,000 and $153,000 of amortization, which would have decreased net income to $567,000 and $543,000, respectively. Additionally, the Company tests goodwill for impairment annually or on an interim basis if an event or circumstance occurs between the annual tests that may indicate impairment of goodwill. The non-compete agreement is being amortized over a 10-year period using the straight-line method. Amortization expense was $15,000, $15,000 and $167,000 for the years ended November 30, 2003, 2002, and 2001.

   Revenue Recognition - The Company recognizes revenue at the time goods are shipped to customers in the normal course of business.

				HIA, INC. AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense equals the tax payable for the period plus the net change during the period in deferred tax assets and liabilities.

   Advertising Costs - The Company recognizes advertising expense when incurred. Advertising expense was approximately $31,000, $6,700 and $31,000 for the years ended November 30, 2003, 2002, and 2001.

   Net Income Per Common Share - Basic net income per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity.

   For the year ended November 30, 2003, there were no dilutive shares outstanding. For the years ended November 30, 2002 and 2001, 62,000 and 32,728 shares, respectively, were included in dilutive shares outstanding which related to employee stock options to purchase 750,000 shares of the Company's common stock at $.20 per share. Employee stock options to purchase 460,000 and 600,000 shares of the Company's common stock at $.30 and $.25 per share were not included in dilutive shares outstanding for the years ended November 30, 2002 and 2001 as their exercise price exceeded the average market price of the Company's common stock during the period.

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

   SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001. No options were granted in 2003 and 2002.

								2001
							      --------
				Dividend yield			 0%
				Volatility			110%
				Risk free interest rate		6.0%
				Expected life		     1.75 years

				HIA, INC. AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Under the accounting provisions of SFAS No. 123, the Company's net income per share would have been adjusted to the following pro forma amounts for the years ended November 30:

					       2003        2002        2001
					    ---------   ---------   ----------

	Net income - as reported	    $ 720,000   $ 704,000   $  365,000
	Effect of employee stock-based
	  compensation included in
	  reported net income			-	     -		  -
	Effect of employee stock-based
	  compensation per SFAS 123		-	     -	      (124,000)
	Net income applicable to common	    ---------   ---------   ----------
	  stock - pro forma		    $ 720,000   $ 704,000   $  241,000
					    =========   =========   ==========

	Basic and diluted:
	Income per share - as reported	    $	  .07   $     .07   $	   .04
	Per share effect of employee
	  stock-based compensation
	  included in reported net income	-	     -		-
	Per share effect of employee
	  stock-based compensation per
	  SFAS 123				-	     -		  (.02)
	Income per share applicable to      ---------   ---------   ----------
	  common stock - pro forma	    $     .07   $     .07   $	   .02


   Comprehensive Income - Comprehensive income is comprised of net income and all changes to the consolidated statement of stockholders' equity, except those changes made due to investments by stockholders, changes in paid-in-capital and distributions to stockholders. There is no difference between net income and comprehensive income for the years ended November 30, 2003, 2002, and 2001.

   Fourth Quarter Adjustments - The Company recorded in the fourth quarter of the years ended November 30, 2003, 2002 and 2001, adjustments to properly accrue for officer bonuses resulting in a decrease to net income of $59,000, $21,000 and an increase to net income of $140,000 respectively.

   SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of SFAS No. 150 will have no immediate impact on our financial position or results of operations.

				HIA, INC. AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. We believe the adoption of FIN No. 46 did not have a material impact on our financial position or results of operations.

2. NOTE PAYABLE AND LONG-TERM DEBT:
   -------------------------------

   Line-of-Credit Agreement - CPS and its subsidiary have a line-of-credit agreement with a bank, which expires on June 30, 2004. The available loan amount is the lesser of $5,750,000 or the computed borrowing base, as defined by the terms of the agreement. The line-of-credit provides for interest at the bank's prime rate (4.00% at November 30, 2003). The agreement is collateralized by principally all of the Company's business assets including accounts receivable, inventories and property and equipment, excluding owned real estate. Additionally, the bank has the right of set-off under this agreement. The agreement is also guaranteed by HIA.

   The agreement contains several covenants, which, among other things, require that the Company maintain certain financial ratios, minimum net worth and minimum working capital as defined in the line-of-credit agreement.
   In addition, the agreement limits the payment of dividends, the purchase of property and equipment, and officer and stockholder compensation. As of November 30, 2003, the Company was in compliance with these covenants.

   As of November 30, 2003 and 2002, $1,288,000 and $1,009,000 were outstanding under this line-of-credit agreement.

				HIA, INC. AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM DEBT:
   --------------

   Long-term debt consisted of the following:

							November 30,
						----------------------------
						   2003		     2002
						----------	  ----------

	Subordinated note dated May 24, 1999;
	  monthly principal and interest
	  payments of $14,282 through June
	  2009, including interest at 8% per
	  annum. Collateralized by common
	  shares of WPS.			$  761,000	  $  866,000
	Promissory note dated May 24, 1999;
	  monthly principal and interest
	  payments of approximately
	  $23,000 through May 2004,
	  including interest at 8.125%
	  per annum. Collateralized by
	  substantially all of the
	  Company's business assets including
	  accounts receivable, inventories
	  and property and equipment,
	  excluding owned real estate.		   100,000	     300,000
						----------	  ----------
	Total long-term debt			$  861,000	  $1,166,000

	Less current maturities			  (215,000)	    (306,000)
						----------	  ----------
	Long-term debt, less current
	  maturities				$  646,000	  $  860,000

   Aggregate maturities of long-term debt at November 30, 2003 are as follows:

		2004		$	215,000
		2005			124,000
		2006			134,000
		2007			146,000
		2008			158,000
	  Thereafter			 84,000
				---------------

				$	861,000

				HIA, INC. AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. COMMITMENTS:
   -----------

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

   The Company also leases vehicles, equipment and other warehouse space under non-cancelable operating leases.

   Total lease expense was approximately $1,171,000, $1,141,000 and $1,043,000 for fiscal 2003, 2002, and 2001.

   As of November 30, 2003 future annual minimum lease payments under non-cancelable operating leases are as follows:

		Years Ending
		November 30,
		------------
		    2004		$	1,009,000
		    2005			  490,000
		    2006			  289,000
		    2007			  148,000
		    2008			   98,000
					-----------------
					$	2,034,000

   Employment Agreements - The Company has entered into employment agreements that extend to May 31, 2006 with three officers. The employment agreements set forth annual compensation to its officers of between $216,000 and $219,000 each. Compensation is adjusted annually based on the cost of living index plus seven percent per annum base increase; plus an eight and one-half percent bonus of net pretax income exclusive of the 401(k)/profit-sharing contribution.

5. TAXES ON INCOME:
   ---------------

   The provision for taxes on income for the years ended November 30, 2003, 2002, and 2001 consisted of the following:

					      2003	  2002	      2001
					   ----------  ----------  ----------
	Current:
	  Federal			   $  381,000  $  414,000  $  259,000
	  State				       48,000	   44,000      28,000
					   ----------  ----------  ----------
					      429,000	  458,000     287,000
	Deferred (benefit):
	  Federal			       23,000	  (36,000)     18,000
	  State					-	    -		-
					   ----------  ----------  ----------
					       23,000	  (36,000)     18,000
					   ----------  ----------  ----------
					   $  452,000  $  422,000  $  305,000

				HIA, INC. AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A reconciliation of taxes on income at the federally statutory rate to the effective tax rate is shown below:
					      2003	  2002	      2001
					   ----------  ----------  ---------
	Income taxes computed at the
	  federal statutory rate	   $  398,000  $  381,000  $ 228,000
	State income taxes, net of
	  federal benefit		       38,000	   36,000     21,000
	Amortization of goodwill	     	-	    -	      41,000
	Other permanent differences	       16,000	    5,000     15,000
					   ----------  ----------  ---------
	Taxes on income			   $  452,000  $  422,000  $ 305,000

   Temporary differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax assets at November 30, 2003 and 2002 relate to the following:
					 2003			  2002
				----------------------   ---------------------
				 Current     Long-Term	  Current    Long-Term
				---------   ----------   ---------   ---------
	Inventories		$  98,000   $	-	 $  86,000   $	-
	Allowance for bad debt	   40,000	-	    84,000	-
	Property and equipment	     -		34,000	      -		23,000
	Intangible assets	     -		26,000	      -		28,000
	Other			     -		 2,000	      -		 2,000
				---------   ----------	 ---------   ---------
	Net deferred tax asset	$ 138,000   $	62,000	 $ 170,000   $	53,000

   At November 30, 2003 and 2002, $138,000 and $170,000 of the net deferred tax asset is classified as current and included in other current assets in the accompanying consolidated balance sheets. The Company has recorded no valuation allowance to offset the net deferred tax assets because management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

6. STOCKHOLDERS' EQUITY:
   --------------------

   Treasury Stock and Common Stock Options - On January 1, 2001, the Board of Directors granted to the officers of the Company options to purchase 750,000 shares of treasury stock at $.20 per share through December 31, 2003. On July 1, 2001, the Board of Directors granted key employees of the Company options to purchase 460,000 shares of treasury stock at $.30 per share with 153,333 shares expiring on December 31, 2001 and the remaining 306,667 shares expiring on December 31, 2002. On January 1, 2000, the Board of Directors granted to the officers of the Company options to purchase 600,000 shares of treasury stock at $0.25 per share through December 31, 2000. The exercise price of these grants was equal to the market price of the common stock at the date of grant. No options were granted during 2002 and 2003.

				HIA, INC. AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   During fiscal 2003, 2002, and 2001, the Company issued 750,000 shares, 50,000 shares, and 600,000 shares from treasury to its officers for cash proceeds of $150,000, $15,000 and $150,000 in conjunction with the officer's exercise of their options to purchase the treasury stock of the Company. Additionally, in fiscal 2003 and 2002, the Company also issued 124,000 and 105,000 shares from treasury to its employees for cash proceeds of $37,200 and $31,500, respectively, in conjunction with the exercises of their options to purchase the treasury stock of the Company.

   On September 15, 2003, the Company sent a tender offer to all its share-holders which offered to re-purchase up to 1 million shares of HIA, Inc. common stock, for $.50 per share. The expiration date of the offer was October 31, 2003. On October 16, 2003 the Company sent a letter to all its shareholders amending the original offer to re-purchase 1 million shares of its common stock to 1.5 million shares of its common stock (an increase of 500,000 shares) at the same purchase price and the same expiration date. The Company paid a total of $735,000 (including $20,000 of legal and transfer fees) for 1,430,390 shares of common stock at an average price of $.51 per share.

   During fiscal 2003, the Company purchased from non-affiliates a total of 1,825 shares of its common stock at an average price of $.33 per share. In addition, the Company issued to key management (not officers or directors) under existing stock option agreements, a total of 124,000 shares at an exercise price of $.30 per share. The Company acquired from non-affiliated stockholders 420,000 shares of its common stock at an average price of $.56 per share during fiscal 2002, 834,006 shares of its common stock at an average price of $.32 per share during fiscal 2001.

   The following table summarizes information on stock option activity:

								   Weighted
								    Average
			      Number of	    Exercise Price	Exercise Price
			       Shares	      Per Share		   Per Share
			     ----------	    --------------	--------------
	Outstanding at
	December 1, 2000       600,000	    $	    .25		$	.25
	     Granted	     1,210,000		.20 - .30		.23
	     Exercised	      (600,000)		    .25			.25
			     ---------	    --------------	--------------
	Outstanding at
	November 30, 2001    1,210,000	    	.20 - .30		.23
	     Granted		 -		    -			-
	     Exercised	      (155,000)		    .30			.30
	     Expired	       (10,000)		    -			-
			     ---------	    --------------	--------------
	Outstanding at
	November 30, 2002    1,045,000	    	.20 - .30		.23
	     Granted		 -		    -			-
	     Exercised	      (874,000)		.20 - .30	        .22
	     Expired	      (171,000)		    -			-
			     ---------	    --------------	--------------
	Outstanding at
	November 30,2003	 -	    $	    -		$	-
			     ---------      --------------	--------------

				HIA, INC. AND SUBSIDIARIES

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The weighted average fair value of options granted during the years ended November 30, 2002 and 2001 was $.10, respectively. The exercise price of all the options granted in 2002 exceeded the market price of the stock on grant date. The exercise price of all the options granted in 2001 equaled the market price of the stock on grant date.

7. EMPLOYEE BENEFITS:
   -----------------

   Profit Sharing Plan - The Company maintains a participant noncontributory profit-sharing plan (the "Plan") for the benefit of all full-time employees of the Company who are at least 18 years of age. Interests vest ratably after two years and are fully vested after seven years. The Plan is funded by the Company's contribution determined annually by the Board of Directors. Contributions to the Plan were $97,000, $103,000 and $50,000 for the years ended November 30, 2003, 2002, and 2001.

   401(k) Plan - The Company has adopted a Section 401(k) profit sharing plan, which is available for employees who are at least 18 years of age and who have completed one year of service with the Company. Participants in the plan may contribute up to 15% of their compensation, subject to certain limitations. Under the plan, the Company may make discretionary contributions to be determined on a year-to-year basis and may make discretionary matching contributions. Company matching contributions vest ratably over 6 years. For the years ended November 30, 2003, 2002, and 2001, the Company contributed $38,000 and $35,000 and $35,000.

8. SIGNIFICANT SUPPLIERS:
   ---------------------

   During fiscal years ended 2003, 2002 and 2001, the Company purchased approximately 22%, 17% and 16% of its products from one manufacturer. The products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   -------------------------------------------------

   In 2001, the Company had a sale of property for a note receivable of $53,000.

   Cash payments for interest were $172,000, $232,000 and $394,000 for the years ended November 30, 2003, 2002, and 2001. Cash payments for income taxes were $559,000, $392,000 and $250,000, for the years ended November 30, 2003, 2002, and 2001.

								   Exhibit 21

		SUBSIDIARY OF THE COMPANY


	Name				State of Incorporation
------------------------		----------------------

CPS Distributors, Inc.				Colorado

								   Exhibit 31

				CERTIFICATION

I, Alan C. Bergold, Don Champlin and Carl J. Bentley certify that:

1. I have reviewed this annual report on Form 10-K of HIA, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15
   (f)) for the registrant and have:

   (a)	Designed such disclosure controls and procedures, or caused such
	disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b)	Designed such internal control over financial reporting, or caused such
	internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c)	Evaluated the effectiveness of the registrant's disclosure controls and
	procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d)	Disclosed in this report any change in the registrant's internal control
	over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) 	All significant deficiencies and material weaknesses in the design or
	operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) 	Any fraud, whether or not material, that involves management or other
	employees who have a significant role in the registrant's internal control over financial reporting.


Date: __February 20, 2004__			________/s/__________________
						Alan C. Bergold, President and
						Treasurer and Director

Date: __February 20, 2004__			________/s/__________________
						Don Champlin, Executive
						Vice President and Secretary

Date: __February 20, 2004__			________/s/__________________
						Carl J. Bentley, Chairman

								   Exhibit 32


			CERTIFICATION PURSUANT TO
			 18 U.S. C. SECTION 1350
			 AS ADOPTED PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of HIA, Inc (the "Company") on Form 10-K for the period ending November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Alan C. Bergold, the President, Treasurer and Director of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

	(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


						______________/s/_____________
						Alan C. Bergold,
						President,
						Treasurer and Director