Form 10-Q
period 2004-02-29
HIA INC
filed 2004-04-14
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, DC  20549

				  FORM 10-Q


		  Quarterly Report Under Section 13 or 15(d)
		    of the Securities Exchange Act of 1934

		 For Quarterly Period Ended February 29, 2004

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

_______________________________________________________________________________

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,289,935 shares of the Registrant's $.01 par value common stock were outstanding at February 29, 2004.

				  HIA, INC.
				    INDEX

Part I.  Financial Information

	Item 1.	Consolidated Financial Statements . . . . . . . . . . . . . . 3

	Item 2.	Management's Discussion and Analysis or Financial
			Condition and Results of Operation. . . . . . . . . .10

	Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk . . . . . . . . . . . . . . . . . . . . .13

	Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . .13


Part II.  Other Information

	Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .14

	Item 2.	Changes in Securities and Use of Proceeds . . . . . . . . . .14

	Item 3.	Defaults upon Senior Securities . . . . . . . . . . . . . . .14

	Item 4.	Submission of Matters to a Vote of Security Holders . . . . .14

	Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . .14

	Item 6.	Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

				   Part 1.

Item 1.  Consolidated Financial Statements

	Consolidated Balance Sheets as of February 29, 2004
	and November 30, 2003 . . . . . . . . . . . . . . . . . . . . . . . . 4

	Consolidated Statements of Operations for the three months
	ended February 29, 2004 and 2003. . . . . . . . . . . . . . . . . . . 6

	Consolidated Statements of Cash Flows for the three months
	ended February 29, 2004 and 2003. . . . . . . . . . . . . . . . . . . 7

	Notes to Consolidated Financial Statements. . . . . . . . . . . . . . 8


Forward Looking Statements
--------------------------

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

			   HIA, INC. AND SUBSIDIARY

			  CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2003 is based upon an audited balance sheet. All other information is unaudited.)

						     February 29,	     November 30,
						         2004			 2003
						     ------------	     ------------
ASSETS
Current Assets:
  Cash						     $      3,000	     $	    1,000
  Accounts receivable, net of allowance for
     doubtful accounts of $117,000 and $107,000		2,581,000		3,612,000
  Inventories						5,608,000		4,079,000
  Other current assets					  273,000		  270,000
						     ------------	     ------------
Total current assets					8,465,000		7,962,000
						     ------------	     ------------

Property and equipment, at cost:
  Leasehold Improvements				  357,000		  349,000
  Equipment						  977,000		1,405,000
						     ------------	     ------------
							1,334,000		1,754,000

Less accumulated depreciation				1,175,000		1,594,000
						     ------------	     ------------

Net property and equipment				  159,000		  160,000

Other assets						  512,000		  211,000
Goodwill, net of amortization
  of $383,000 and $383,000				1,151,000		1,151,000
Non-compete agreement, net of amortization
  of $71,000 and $67,500				   79,000		   83,000
						     ------------	     ------------

TOTAL ASSETS					     $ 10,366,000	     $  9,567,000
						     ============	     ============

The accompanying notes are an integral part of the consolidated financial statements.

			   HIA, INC. AND SUBSIDIARY

(Information as of November 30, 2003 is based upon an audited balance sheet. All other information is unaudited.)

						     February 29,	     November 30,
							 2004			 2003
						     ------------	     ------------
LIABILITIES
Current Liabilities:
  Note payable to bank				     $  2,062,000	     $  1,288,000
  Current maturities of long-term obligations		  169,000		  215,000
  Accounts payable					2,311,000		  974,000
  Checks written in excess of deposits			  261,000		  342,000
  Accrued expenses and other current liabilities	  336,000		  963,000
						     ------------	     ------------
Total current liabilities				5,139,000		3,782,000
						     ------------	     ------------

Long-term Obligations:
  Notes payable, less current maturities		  618,000		  646,000
						     ------------	     ------------
Total long-term obligations				  618,000		  646,000
						     ------------	     ------------

TOTAL LIABILITIES					5,757,000		4,428,000
						     ------------	     ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock of $.01 par value; authorized
     20,000,000 shares: issued 13,108,196;
     outstanding 9,289,935 and 9,303,310		  131,000		  131,000
  Additional paid-in capital				3,109,000		3,109,000
  Retained earnings					2,724,000		3,247,000
						     ------------	     ------------
							5,964,000		6,487,000
  Less treasury stock: 3,818,261 and
     3,804,886 shares at cost			       (1,355,000)	       (1,348,000)
						     ------------	     ------------
  Total stockholders' equity				4,609,000		5,139,000
						     ------------	     ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY				     $ 10,366,000	     $  9,567,000
						     ============	     ============

The accompanying notes are an integral part of the consolidated financial statements.

			   HIA, INC. AND SUBSIDIARY

		     CONSOLIDATED STATEMENTS OF OPERATIONS
				 (unaudited)

						  For the Three Months Ended
						Feb 29, 2004	  Feb 28, 2003
						------------	  ------------

Net sales					$  3,563,000	  $  3,523,000
Cost of sales					   2,298,000	     2,345,000
						------------	  ------------
Gross profit					   1,265,000	     1,178,000

Selling, general
 and administrative
 expenses					   2,088,000	     2,041,000
						------------	  ------------

Operating loss					    (823,000)	      (863,000)

Other income (expense):
  Interest income				      21,000	        19,000
  Interest expense				     (32,000)	       (41,000)
  Miscellaneous income				       8,000		12,000
						------------	   -----------
Total other expense				      (3,000)	       (10,000)

Loss before income taxes			    (826,000)	      (873,000)

Tax benefit					     303,000	       320,000
						------------	   -----------

NET LOSS					($   523,000)	   ($  553,000)
						============	   ===========

Basic and diluted loss
   per share					  ($  .06)	     ($  .06)

Weighted average common shares outstanding:
	Basic					   9,309,164	     9,932,593
	Dilutive				   9,309,164	     9,932,593

The accompanying notes are an integral part of the consolidated financial statements.

			   HIA, INC. AND SUBSIDIARY
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
				  (unaudited)

						  For the Three Months Ended
						Feb 29, 2004	  Feb 28, 2003
						------------	  ------------
Increase (decrease) in cash

OPERATING ACTIVITIES:
Net loss					($   523,000)	     ($553,000)
Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization		      31,000	        42,000
      Deferred income taxes			    (301,000)	      (319,000)
      Inventory Reserve				      12,000	       (67,000)

      Changes in current assets and
         current liabilities:
	Accounts receivable 			   1,031,000	       247,000
 	Inventories				  (1,541,000)	    (1,415,000)
   	Other current assets			      (3,000)	       (45,000)
   	Accounts payable			   1,337,000	     1,938,000
   	Accrued expenses and other
	   current liabilities			    (627,000)	      (816,000)
						------------	   -----------
NET CASH USED IN
  OPERATING ACTIVITIES				    (584,000)	      (988,000)
						------------	   -----------

INVESTING ACTIVITIES:
  (Purchases) Disposals of
     property and equipment			     (26,000)	       (20,000)
  Decrease (increase) in other assets		      - 0 -		- 0 -
						------------	   -----------
  NET CASH USED IN
  INVESTING ACTIVITIES				     (26,000)	       (20,000)
						------------	   -----------

FINANCING ACTIVITIES:
  Proceeds from note payable to bank		  (1,304,000)	     1,878,000
  Payments on borrowings on note payable to bank   2,078,000	    (1,130,000)
  Repayments of debt				     (74,000)	       (75,000)
  Payments on capital lease obligations		      - 0 -		- 0 -
  Increase in checks written in excess of deposits   (81,000)	       293,000
  Purchase of treasury stock			      (7,000)		- 0 -
  Sale of treasury stock			      - 0 -		37,000
						------------	   -----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES			     612,000	     1,003,000
						------------	   -----------

NET DECREASE IN CASH				       2,000	        (5,000)

CASH, BEGINNING OF PERIOD			       1,000		 7,000
						------------	   -----------

CASH, END OF PERIOD				 $     3,000	    $    2,000
						============	   ===========

The accompanying notes are an integral part of the consolidated financial statements.

			   HIA, INC. AND SUBSIDIARY

		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.	Basis for Presentation
	----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended February 29, 2004 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2004. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2003 filed with the Securities and Exchange Commission on February 25, 2004.

B.	Net Loss Per Common Share
	-------------------------

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (9,309,164 and 9,932,593 for 2004 and 2003). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the periods ended February 29, 2004 and February 28, 2003, total stock options in the amount of 750,000 and 750,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

C.	Stockholders' Equity
	--------------------

Purchase of Treasury Stock

On September 15, 2003, the Company sent a tender offer to all its shareholders which offered to re-purchase up to 1 million shares of HIA, Inc. common stock, for $.50 per share. The expiration date of the offer was October 13, 2003. On October 10, 2003 the Company sent a letter to all its shareholders amending the original expiration date from October 13, 2003 to October 31, 2003 at 5:00 p.m., Mountain Time. On October 16, 2003 the Company sent a letter to all its shareholders amending the original offer to re-purchase 1 million shares of its common stock to 1.5 million shares of its common stock (an increase of 500,000 shares) at the same purchase price and the same expiration date.

A preliminary accounting was made by the Company's transfer agent during January of 2004 whereby the Company was issued a certificate for 1,430,390 shares of common stock (treasury stock). The Company paid a total of $735,000 (including $20,000 of legal and transfer fees) for the 1,430,390 shares of common stock at an average price of $.51 per share. At the time of reconciliation in January there still remained 14,224 shares of stock, representing 13 shareholders, for which the proper documentation had not been completed by the representative shareholders per the requirements of the tender offer. A final settlement of those outstanding shares are expected to be made during the second quarter of 2004.

On January 8, 2004, the Board of Directors granted common stock options to the officers of the Company and 3 senior managers to purchase a total of 750,000 shares of treasury stock at $.50 per share to expire December 31, 2005. As of February 29, 2004, none of the shares have been subscribed to by the officers or senior management. The options' exercise price was equal to or greater than the common stock market price at the date of grant.

During the first quarter of fiscal 2004, the Company purchased 13,375 shares of common stock from non-affiliated stockholders for $.50 per share, a total purchase price of $6,688.

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

SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for quarter ended February 29, 2004. No options were granted in 2003 and 2002.

						2004
					     ----------

		Dividend yield			 0%
		Volatility			75.5%
		Risk free interest rate		2.08%
		Expected life			2 years

Under the accounting provisions of SFAS No. 123, the Company's net income per share would have been adjusted to the following pro forma amounts for the years ended November 30, 2003 and the quarter ended February 29, 2004:

						2004		2003
					     ----------	     ----------

	Net income (loss) - as reported $ (523,000) $ 720,000 Effect of employee stock-based
	 compensation included in
	 reported net income			      0		      -
	Effect of employee stock-based
	 compensation per SFAS 123	       (101,000)	      -
					     ----------	     ----------
	Net income (loss) applicable to
	 common stock - pro forma	     $ (624,000)     $	720,000
					     ==========	     ==========

	Basic and diluted:
	  Income per share - as reported     $	(.07)	     $	.07
	  Per share effect of employee
	   stock-based compensation
	   included in reported net
	   income				     -		      -
	  Per share effect of employee
	   stock-based compensation
	   per SFAS 123				     -		      -
					     ----------	     ----------
	  Income per share applicable to
	   common stock - pro forma	     $	(.07)	     $	.07
					     ==========	     ==========


D.	Supplemental Disclosure of Cash Flow Information
	------------------------------------------------

Cash payments for interest were $32,000 and $41,000 for the three months ended February 29, 2004 and February 28, 2003. There were no cash payments for income taxes for the three months ended February 29, 2004 and February 28, 2003.


Item 2.  Management's Discussion and Analysis of Financial Condition and Result
	   of Operation

Liquidity and Capital Resources
-------------------------------

The net cash used in operating activities decreased by $404,000 for the three months ended February 29, 2004 as compared to the same period last year primarily due to an increase in accounts receivable of $784,000, an decrease in accounts payable of $601,000 and a decrease in accrued expenses and other current liabilities of $189,000. The changes in accounts receivables and accounts payable were primarily due to the higher outstanding balances at the end of fiscal 2002 (accounts receivable $2,702,000 and accounts payable $294,000) as compared to the end of fiscal 2003 (accounts receivable $3,612,000 and accounts payable $974,000) which resulted in a significant variance for the three months ended February 29, 2004 as compared to February 28, 2003. Accrued expenses and other current liabilities decreased by $189,000 primarily due to the increase in the first quarter of 2003 in the amount of accrued payroll of $68,000.

The net cash used in investing activities increased $6,000 for the three months ended February 29, 2004 as compared to February 28, 2003.

In the first fiscal quarter of 2004 the Company disposed of $446,000 of computer equipment which was fully depreciated. The reason for the write-off was that the Company purchased new enterprise software and hardware equipment in the second quarter of 2000, which replaced equipment previously purchased and completely disposed of at the end of 2003.

The net cash provided by financing activities decreased as compared to same period last year by $391,000 primarily as a result of the decrease of $374,000 in checks written in excess of deposits.

On September 15, 2003, the Company sent a tender offer to all its shareholders which offered to re-purchase up to 1 million shares of HIA, Inc. common stock, for $.50 per share. The expiration date of the offer was October 13, 2003. On October 10, 2003 the Company sent a letter to all its shareholders amending the original expiration date from October 13, 2003 to October 31, 2003 at 5:00 p.m., Mountain Time. On October 16, 2003 the Company sent a letter to all its shareholders amending the original offer to re-purchase 1 million shares of its common stock to 1.5 million shares of its common stock (an increase of 500,000 shares) at the same purchase price and the same expiration date.

A preliminary accounting was made by the Company's transfer agent during January of 2004 whereby the Company was issued a certificate for 1,430,390 shares of common stock (treasury stock). The Company paid a total of $735,000 (including $20,000 of legal and transfer fees) for the 1,430,390 shares of common stock at an average price of $.51 per share. At the time of reconciliation in January there still remained 14,224 shares of stock, representing 13 shareholders, for which the proper documentation had not been completed by the representative shareholders per the requirements of the tender offer. A final settlement of those outstanding shares are expected to be made during the second quarter of 2004.

On January 8, 2004, the Board of Directors granted common stock options to the officers of the Company and 3 senior managers to purchase a total of 750,000 shares of treasury stock at $.50 per share to expire December 31, 2005. As of February 29, 2004, none of the shares have been subscribed to by the officers or senior management. The options' exercise price was equal to or greater than the common stock market price at the date of grant.

During the first quarter of fiscal 2004, the Company purchased 13,375 shares of common stock from non-affiliated stockholders for $.50 per share, a total purchase price of $6,688.

The following is a summary of working capital and current ratio for the periods presented:

				February 29, 2004	      November 30, 2003
				-----------------	      -----------------
	Working Capital		  $ 3,326,000			$ 4,180,000
	Current Ratio   	  1.65 to 1		          2.11 to 1

The Company's working capital decreased by $854,000 during the three months ended February 29, 2004 as compared to November 30, 2003 primarily as a result of an increase in inventories of $1,529,000 offset substantially by a decrease in accounts receivable of $1,031,000 and an increase in accounts payable of $1,337,000.

The Company's current ratio decreased by .46 during the three months ended February 29, 2004 as compared to November 30, 2003 primarily as a result of current assets increasing by $503,000 and current liabilities increasing by $1,357,000.

Management believes that the present working capital is adequate to conduct its present operations. The Company does not anticipate any additional material capital expenditures for fiscal 2004. As of February 29, 2004, the Company and its subsidiary have an available line-of-credit of $5,750,000. As of February 29, 2004, $4,462,000 is unused under the line of credit. The line of credit expires on June 30, 2004. The line-of-credit agreement limits the payment of dividends by CPS Distributors, Inc. and its subsidiaries ("CPS") to HIA, Inc. CPS is the wholly-owned subsidiary of HIA, Inc. The line-of-credit agreement also limits the payment of any expenses of HIA, Inc by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact on HIA, Inc's ability to meet its cash needs as its cash needs are minimal. On June 17, 2003, the Company executed an amendment to the loan agreement with Wells Fargo Bank regarding a change in the debt covenants. The bank agreed to waive the minimum debt service covenant for the 2nd quarter of fiscal 2003 and decrease the covenant restrictions for the remainder of the term of the agreement. The Company is currently renegotiating with its current bank to extend the line of credit for an additional 2 years at a lower interest rate.

Income Taxes
------------

As of February 29, 2004, the Company has recorded a current net deferred tax asset totaling $138,000 and has recorded a noncurrent net deferred tax asset totaling $365,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.

Results of Operations
---------------------

Three Months Ended February 29, 2004 Compared to Three Months Ended February 28, 2003.

Net sales increased $39,000 for the three months ended February 29, 2004 as compared to February 28, 2003.

Cost of Sales decreased by $47,000 for the three months ended February 29, 2004 as compared to February 28, 2003.

Gross profit for the three months ended February 29, 2004 were 35.50% as compared to 33.40% during the three months ended February 28, 2003 (an increase of 2.10%). This was primarily due to the continuing purchasing and pricing efforts instituted by management beginning the second quarter of 2003.

Selling, general and administrative expenses increased by $47,000 during the three months ended February 29, 2004 as compared to the three months ended February 28, 2003 primarily due to an increase of $59,000 in the accrual of profit sharing contributions and bonuses expected to be paid after the end of the fiscal year.

Other expenses decreased $7,000 during the three months ended February 29, 2004 as compared to the three months ended February 28, 2003 primarily due to the decrease in interest expense of $9,000. The decrease in interest expense was primarily due to a lower average line-of-credit balance ($1,701,000 for first quarter 2004 compared to $1,376,000 for first quarter 2003).

Net loss decreased $30,000 during the three months ended February 29, 2004 as compared to the three months ended February 28, 2003 primarily due to an increase in gross profit of $87,000 offset by the additional increases in selling, general and administrative of $47,000 and a net adjustment in the income tax benefit of $17,000. The Company is currently renegotiating with its current bank to extend the line of credit for an additional 2 years at a lower interest rate.

The operating results for the three months ended February 29, 2004 as compared to the three months ended February 28, 2003 were substantially similar in almost all regards with the exception in the increase of gross profit of 2.1%. The current market conditions under which the company operates has remained substantially unchanged and water restrictions are expected to continue in 2004 similar to conditions experienced in 2003.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate equal to Wells Fargo's existing bank prime rate (4% as of February 29, 2004). A 10% increase in short-term interest rates on the note payable to bank of $1,288,000 would increase the Company's yearly interest expense by approximately $5,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.


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

	a. The following documents are filed as exhibits to this Form 10Q:

		Exhibit (32) Section 1350 Certification

		Exhibit (31) Rule 13a-14(a)/15d-14(a) Certification

	b. Reports of Form 8-K

	   NONE

				  Exhibit 32


	     Certification Pursuant to Section 1350 of Chapter 63
		    Of Title 18 of the United States Code



I, Alan C. Bergold the President and Chief Financial Officer of HIA, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (i) the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of HIA, Inc.


					__________/s/______________________
					Alan C. Bergold
					President & Chief Financial Officer

-------------------------------------------------------------------------------

				  Exhibit 31

				CERTIFICATION

I, Alan C. Bergold certify that:

1.	I have reviewed this report on Form 10-Q of HIA, Inc.;

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

4.	The registrant's other certifying officer(s) and I are responsible for
	establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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



Date: __April 12, 2004__			________/s/__________________
						Alan C. Bergold, President and
						Treasurer and Director

				  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

							HIA, INC.






Date:_____April 12, 2004___________			______/s/______________
							Alan C. Bergold
							President &
							Chief Financial Officer