Form 10-Q
period 2004-05-31
HIA INC
filed 2004-07-09
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, DC  20549

			      FORM 10-Q PRIVATE


		 Quarterly Report Under Section 13 or 15(d)
		   of the Securities Exchange Act of 1934

		  For Quarterly Period Ended May 31, 2004

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

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,280,735 shares of the Registrant's $.01 par value common stock were outstanding at May 31, 2004.







				  HIA, INC.
				    INDEX

Part I.  Financial Information

	Item 1.	Consolidated Financial Statements. . . . . . . . . . . . . . .3

	Item 2.	Management's Discussion and Analysis or Financial
		Condition and Results of Operations . . . . . . . . . . . . .10

	Item 3.	Quantitative and Qualitative Disclosures about
		Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .13

	Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . .13


Part II.  Other Information

	Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .14

	Item 2.	Changes in Securities and Use of Proceeds . . . . . . . . . .14

	Item 3.	Defaults upon Senior Securities . . . . . . . . . . . . . . .14

	Item 4.	Submission of Matters to a Vote of Security Holders . . . . .14

	Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . .14

	Item 6.	Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17




















				   Part 1.

Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets as of May 31, 2004
	and November 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . .4

	Consolidated Statements of Operations for the three and six months
	ended May 31, 2004 and 2003. . . . . . . . . . . . . . . . . . . . . .6

	Consolidated Statements of Cash Flows for the six months
	ended May 31, 2004 and 2003 . . . .  . . . . . . . . . . . . . . . . .7

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






			  HIA, INC. AND SUBSIDIARY

			CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2003 is based upon an audited balance sheet. All other information is unaudited.)

						  May 31,          November 30,
						   2004 	      2003
ASSETS						   -----	     ------
Current Assets:
  Cash						$     5,000	   $     1,000
  Accounts receivable, net of allowance for
    doubtful accounts of $146,000 and $107,000    5,854,000	     3,612,000
  Inventories					  6,509,000	     4,079,000
  Other current assets				    176,000	       270,000
						-----------	    ----------
Total current assets				 12,544,000	     7,962,000

Property and equipment, at cost:
  Leasehold improvements			    385,000	       349,000
  Equipment					    995,000	     1,405,000
						-----------	   -----------
						  1,380,000	     1,754,000
Less accumulated depreciation
     and amortization				  1,206,000	     1,594,000
						-----------	   -----------
Net property and equipment			    174,000	       160,000

Other assets					    211,000	       211,000
Goodwill, net of amortization			  1,151,000	     1,151,000
  of $383,000 and $383,000
Non-compete agreement, net of amortization
  of $75,000 and $67,500			     75,000	        83,000
						-----------	    ----------
TOTAL ASSETS                    		$14,155,000	    $9,567,000
						===========	    ==========


The accompanying notes are an integral part of the consolidated financial statements.



			  HIA, INC. AND SUBSIDIARY

		   CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 2003 is based upon an audited balance sheet. All other information is unaudited).
						  May 31,	   November 30,
						   2004		      2003
LIABILITIES					  -------	    --------
Current Liabilities:
  Note payable to bank			        $3,007,000	   $ 1,288,000
  Current maturities of long-term obligations	   131,000	       215,000
  Accounts payable				 3,540,000	       974,000
  Checks written in excess of deposits		   533,000	       342,000
  Accrued expenses & other current liabilities     934,000	       963,000
						----------	    ----------
Total current liabilities			 8,145,000	     3,782,000

Long-term Obligations:
  Notes payable, less current maturities	   590,000	       646,000
						----------	    ----------
Total long-term obligations			   590,000	       646,000

TOTAL LIABILITIES				 8,735,000	     4,428,000

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196; outstanding 9,280,735
  and 9,303,310					   131,000	       131,000
Additional paid-in capital			 3,109,000	     3,109,000
Retained earnings				 3,541,000	     3,247,000
						----------	    ----------
						 6,781,000	     6,487,000
Less treasury stock: 3,827,461 and
  3,804,886 shares at cost			(1,361,000)	    (1,348,000)
						----------	    ----------
Total stockholders' equity			 5,420,000	     5,139,000
						----------	   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			       $14,155,000	   $ 9,567,000
					       ===========	   ===========


The accompanying notes are an integral part of the consolidated financial statements.




			  HIA, INC. AND SUBSIDIARY

		    CONSOLIDATED STATEMENTS OF OPERATIONS
				  (unaudited)

				Six Months Ended	 Three Months Ended
			  May 31, 2004 May 31, 2003   May 31, 2004 May 31, 2003
			  -------------------------   -------------------------

Net sales		   $14,528,000  $11,760,000     $10,965,000  $8,237,000
Cost of sales		     9,437,000    7,863,000	  7,139,000   5,518,000
			   -----------  -----------     -----------  ----------
Gross profit		     5,091,000    3,897,000	  3,826,000   2,719,000

Selling, general &
  administrative expenses    4,597,000    4,067,000	  2,509,000   2,026,000
			   -----------  -----------     -----------  ----------

Operating income (loss)	       494,000	   (170,000)	  1,317,000     693,000

Other income (expense):
  Interest income		34,000	     27,000	     13,000	  8,000
  Interest expense	       (79,000)     (88,000)	    (47,000)    (47,000)
  Misc. income (expense)	15,000       19,000	      7,000	  7,000
			   -----------  -----------     -----------   ---------
Total other expense	       (30,000)     (42,000)	    (27,000)    (32,000)
			   -----------  -----------     -----------   ---------
Income (loss) before income
   tax expense		       464,000     (212,000)	  1,290,000     661,000

Income tax expense	      (170,000)      78,000	   (473,000)   (242,000)
			   -----------  -----------     -----------   ---------
NET INCOME (LOSS)	   $   294,000 ($   134,000)    $   817,000   $ 419,000
			   ===========  ===========     ===========   =========

Net income (loss) per share
  Basic			     $   .03     ($   .01)	 $   .08	$   .04
  Diluted		     $   .03     ($   .01)	 $   .08	$   .04

Weighted average common
   shares outstanding:
	Basic		    9,315,123     9,958,446	 9,325,350    9,983,737
	Dilutive	    9,315,123     9,958,446	 9,325,350    9,983,737

The accompanying notes are an integral part of the consolidated financial statements.


			   HIA, INC. AND SUBSIDIARY
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
				  (unaudited)

						    For the Six Months Ended
					          May 31, 2004    May 31, 2003
					          ------------    ------------
OPERATING ACTIVITIES:
Net Income (loss)				   $  294,000	  ($  134,000)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Depreciation and amortization		       66,000	       86,000
      Deferred income taxes				- 0 -	      (78,000)
      Inventory reserve				       29,000	       32,000

      Changes in current assets and
        current liabilities:
   	Accounts receivable 			   (2,242,000)	   (2,312,000)
	Inventories				   (2,459,000)	   (2,307,000)
	Other current assets			       94,000	      (37,000)
	Accounts payable			    2,566,000	    3,014,000
   	Accrued expenses and
	  other current liabilities		      (29,000)	     (336,000)
						   ----------	  -----------
NET CASH USED IN OPERATING ACTIVITIES		  ($1,681,000)	  ($2,072,000)

INVESTING ACTIVITIES:
  Purchases of property and equipment		      (72,000)	      (25,000)
  Decrease (increase) in other assets			- 0 -		- 0 -
						   ----------	   ----------
NET CASH USED IN INVESTING ACTIVITIES		      (72,000)	      (25,000)

FINANCING ACTIVITIES:
  Proceeds from note payable to bank		    5,005,000	    4,589,000
  Payments on borrowings on note payable to bank   (3,286,000)	   (2,935,000)
  Repayments of long-term debt			     (140,000)	     (147,000)
  Payments on capital lease obligations			- 0 -	      (99,000)
  Increase (decrease) in checks written
    in excess of deposits			      191,000	      649,000
  Purchase of Treasury Stock			      (13,000)		- 0 -
  Sale of treasury stock				- 0 -	       37,000
						   ----------	   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES	   $1,757,000	   $2,094,000
						   ----------	   ----------
NET INCREASE (DECREASE) IN CASH				4,000	       (3,000)

CASH, BEGINNING OF PERIOD				1,000		7,000
						   ----------	   ----------
CASH, END OF PERIOD				   $    5,000	   $    4,000
						   ==========	   ==========

The accompanying notes are an integral part of the consolidated financial statements.


			   HIA, INC. AND SUBSIDIARY

		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.	Basis for Presentation
	----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended May 31, 2004 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2004. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2003 filed with the Securities and Exchange Commission on February 25, 2004.


B.	Net Income (Loss) Per Common Share
	----------------------------------

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (9,315,123 and 9,958,446 for 2004 and 2003). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the periods ended May 31, 2004 and May 31, 2003, total stock options in the amount of 750,000 and 750,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.


C.	Stockholders' Equity
	--------------------

Purchase of Treasury Stock

On September 15, 2003, the Company sent a tender offer to all its shareholders which offered to re-purchase up to 1 million shares of HIA, Inc. common stock, for $.50 per share. The expiration date of the offer was October 13, 2003. On October 10, 2003 the Company sent a letter to all its shareholders amending the original expiration date from October 13, 2003 to October 31, 2003 at 5:00 p.m. Mountain Time. On October 16, 2003 the Company sent a letter to all its shareholders amending the original offer to re-purchase 1 million shares of its common stock to 1.5 million shares of its common stock (an increase of 500,000 shares) at the same purchase price and the same expiration date.

A preliminary accounting was made by the Company's transfer agent during January of 2004 whereby the Company was issued a certificate for 1,430,390 shares of common stock (treasury stock). The Company paid a total of $735,000 (including $20,000 of legal and transfer fees) for the 1,430,390 shares of common stock at an average price of $.51 per share. At the time of reconciliation in January there still remained 14,224 shares of stock, representing 13 shareholders, for which the proper documentation had not been completed by the representative shareholders per the requirements of the tender offer. A final settlement of those outstanding shares were made during the second quarter of 2004 by the receipt of a certificate for 8,200 shares from the transfer agent for the purchase price of $4,100 or $.50 per share (the option to purchase expired on the remaining 6,024 shares).

On January 8, 2004, the Board of Directors granted common stock options to the officers of the Company and 3 senior managers to purchase a total of 750,000 shares of treasury stock at $.50 per share to expire December 31, 2005. As of May 31, 2004, none of the shares have been subscribed to by the officers or senior management. The options' exercise price was equal to or greater than the common stock market price at the date of grant.

During fiscal 2004 the Company purchased 14,375 shares of common stock from non-affiliated stockholders for $.50 per share, a total purchase price of $7,188.

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

Under the accounting provisions of SFAS No. 123, the Company's net income per share would have been adjusted to the following pro forma amounts for the six months ended May 31, 2004 and May 31, 2003:

						2004		2003
					    ------------    ------------

	Net income (loss) - as reported        $  294,000   $	(134,000)
	Effect of employee stock-based
	  compensation included in
	  reported net income			   - 0 -	   - 0 -
	Effect of employee stock-based
	  compensation per SFAS 123		(101,000)	   - 0 -
	Net income (loss) applicable	     -----------    ------------
	  to common stock - pro forma	     $	 193,000   $	(134,000)
					     ===========    ============
	Basic and diluted:
	  Income per share - as reported     $	     .02   $	    (.01)
	  Per share effect of employee
	    stock-based compensation
	    included in reported
	    net income				   - 0 -	   - 0 -
	  Per share effect of employee
	    stock-based compensation
	    per SFAS 123			   - 0 -	   - 0 -
	Income per share applicable	     -----------    ------------
	  to common stock - pro forma	     $	     .02    $	    (.01)



D.	Supplemental Disclosure of Cash Flow Information
	------------------------------------------------

Cash payments for interest were $79,000 and $88,000 for the six months ended May 31, 2004 and May 31, 2003. Cash payments for income taxes were $0 and $75,000 for the six months ended May 31, 2004 and May 31, 2003.



Item 2.  Management's Discussion and Analysis of Financial Condition and
	   Results of Operations

Liquidity and Capital Resources
-------------------------------

The net cash used in operating activities decreased by $391,000 for the six months ended May 31, 2004 as compared the six months ended May 31, 2003 primarily due to the increase in net income of $483,000 (adjusted for non-cash activities) and the increase in accrued expenses and other current liabilities of $307,000 primarily offset by the decrease in accounts payable of $448,000. Net income increased primarily due to the increase in gross profit of $1,194,000 (sales increased by $2,768,000) offset substantially by the increase in selling, general and administrative expenses of $530,000 and the increase in income tax expense of $248,000. The decrease in accounts payable was primarily due to a decrease in inventory purchases (during the winter and spring periods of 2004) with extended dating terms resulting in a decrease average days outstanding on trade payables. The increase in accrued expenses and other current liabilities was primarily due to the increase in the accrual for income tax of $170,000 and the increase in bonuses and pension plan payable of approximately $35,000 as compared to the prior fiscal period.

The net cash used in investing activities increased by $47,000 primarily due to the increase in purchases of property, plant and equipment. In the first fiscal quarter of 2004 the Company disposed of $446,000 of computer equipment which was fully depreciated. The reason for the write-off was that the Company purchased new enterprise software and hardware equipment in the second quarter of 2000, which replaced equipment previously purchased and completely disposed of at the end of 2003.

The decrease in net cash provided by financing activities of $337,000 was primarily due to the decrease of $458,000 in checks written in excess of deposits and the increase of $100,000 for payments of capital lease obligations. The decrease in checks written in excess of deposits was primarily due to the decrease in inventory purchases (during the winter and spring periods of 2004) with extended dating terms resulting in an increase in payments to suppliers on a shorter-term trade-payable basis.

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

A preliminary accounting was made by the Company's transfer agent during January of 2004 whereby the Company was issued a certificate for 1,430,390 shares of common stock (treasury stock). The Company paid a total of $735,000 (including $20,000 of legal and transfer fees) for the 1,430,390 shares of common stock at an average price of $.51 per share. At the time of reconciliation in January there still remained 14,224 shares of stock, representing 13 shareholders, for which the proper documentation had not been completed by the representative shareholders per the requirements of the tender offer. A final settlement of those outstanding shares were made during the second quarter of 2004 by the receipt of a certificate for 8,200 shares from the transfer agent for the purchase price of $4,100 or $.50 per share (the option to purchase expired on the remaining 6,024 shares).

On January 8, 2004, the Board of Directors granted common stock options to the officers of the Company and 3 senior managers to purchase a total of 750,000 shares of treasury stock at $.50 per share to expire December 31, 2005. As of May 31, 2004, none of the shares have been subscribed to by the officers or senior management. The options' exercise price was equal to or greater than the common stock market price at the date of grant.

During fiscal 2004 the Company purchased 14,375 shares of common stock from non-affiliated stockholders for $.50 per share, a total purchase price of $7,188.

The following is a summary of working capital and current ratio for the periods presented:

					May 31, 2004	     November 30, 2003
					------------	     -----------------
		Working Capital		 $ 4,399,000	       $ 4,180,000
		Current Ratio		  1.54 to 1	         2.11 to 1


The Company's working capital increased by $219,000 during the six months ended May 31, 2004 as compared to November 30, 2003 primarily as a result of the increase of $428,000 in net income. The decrease in current ratio changed from
2.11 to 1.54 (a change of .57) due to the substantially similar increase of approximately 4.5 million dollars to both current assets and current liabilities occurring in the first six months of fiscal 2004 resulting in a substantial change of the ratio.

Management believes that the present working capital is adequate to conduct its present operations. The Company does not anticipate any additional material capital expenditures for fiscal 2004 with the exception of the following possible transaction:

On April 13, 2004 the Company entered into a contract with a construction management company to design and build a new corporate and warehouse facility. The new structure is proposed to be built on 8.27 acres of land located in the north-central part of metropolitan Denver. The facility as proposed consists of 45,000 square feet of offices and warehouse. The estimated cost, including land is approximately $3,500,000 (excluding interest and financing costs). The Company has secured financing on the proposed building and site through Wells Fargo Bank based upon a completed appraisal of $3,800,000. The terms of the permanent loan will be: maximum 80% loan to value, 15 year fixed principal-plus-interest amortization and a 6.6% interest rate for the life of the loan. The down payment and construction loan will also be carried by Wells Fargo at prime interest rate less 1/2% on the line of credit for the down payment and construction advances based upon LIBOR plus 2%.

If the proposed building is built, the Company plans on letting its current lease on the Forest Street location in Denver expire on February 28, 2005 and move into the new facility on or before that date. It is not expected that the additional monthly loan payments for the facility ($15,500 principal plus interest on the remaining loan balance; $15,400 the first month for interest; less the $12,200 currently paid on leased property on Forest Street, Denver) will have a material negative effect on the ability of the Company to meet its normal working capital needs.

As of May 31, 2004, the Company and its subsidiary have an available line-of-credit of $5,750,000. As of May 31, 2004, $2,743,000 is unused under the line of credit. The line of credit expires on June 30, 2006. The line-of-credit agreement limits the payment of dividends by CPS Distributors, Inc. and its subsidiaries ("CPS") to HIA, Inc. CPS is the wholly-owned subsidiary of HIA, Inc. The line-of-credit agreement also limits the payment of any expenses of HIA, Inc. by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact on HIA, Inc.'s ability to meet its cash needs as its cash needs are minimal.


Income Taxes
------------

As of May 31, 2004, the Company has recorded a current net deferred tax asset totaling $138,000 and has recorded a noncurrent net deferred tax asset totaling $62,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.


Results of Operations
---------------------

Three Months Ended May 31, 2004 Compared to Three Months Ended May 31, 2003.

Net sales for the three months ended May 31, 2004 were up $2,728,000 as compared to May 31, 2003 primarily due to the evolving economic recovery for the Rocky Mountain Region, increased consumer confidence and changing consumer attitudes towards complying with drought watering restrictions (i.e. landscape development and drought tolerant alternatives).

Cost of Sales were up $1,621,000 for the three months ended May 31, 2004 as compared to the three months ended May 31, 2003 substantially relative to increase in net sales.

Gross profit was 34.9% during the three months ended May 31, 2004 as compared to 33.0% during the three months ended May 31, 2003 an increase of 1.9%. This was primarily due to the continuing purchasing and pricing efforts instituted by management beginning second quarter of 2003.

Selling, general and administrative expenses for the three months ended May 31, 2004 were up $483,000 as compared to the three months ended May 31, 2003. Selling, general and administrative expenses increased primarily due to an increase of $207,000 in payroll and commissions relative to the increase in net sales and a net change of $147,000 in bad debts expense primarily as a result of a downward adjustment in the allowance for doubtful accounts in the 2nd fiscal quarter of 2003.

Other expenses for the three months ended May 31, 2004 were down $6,000 as compared to the three months ended May 31, 2003.

Net income increased $398,000 for the three months ended May 31, 2004 as compared to the three months ended May 31, 2003 primarily due to the increase in operating income of $624,000 partially offset by an increase in income tax expense of $231,000. The increase in operating income was primarily due to the increase in gross profit of $1,107,000 substantially offset by the increase in selling, general and administrative expenses of $483,000 and the increase in income tax expense of $231,000.


Six Months Ended May 31, 2004 Compared to Six Months Ended May 31, 2003.

Net sales increased by $2,768,000 for the six months ended May 31, 2004 as compared to May 31, 2003 primarily due to the evolving economic recovery for the Rocky Mountain Region, increased consumer confidence and changing consumer attitudes towards complying with drought watering restrictions (i.e. landscape development and drought tolerant alternatives).

Cost of Sales increased by $1,574,000 for the six months ended May 31, 2004 as compared to May 31, 2003 substantially relative to the increase in sales.

Gross profit was 35.0% during the six months ended May 31, 2004 as compared to 33.1% during the six months ended May 31, 2003 an increase of 1.9%. This was primarily due to the continuing purchasing and pricing efforts instituted by management beginning second quarter of 2003.

Selling, general and administrative expenses increased by $530,000 during the six months ended May 31, 2004 as compared to May 31, 2003 primarily due to an increase of $311,000 in payroll and commissions relative to the increase in net sales and a net change of $150,000 in bad debts expense primarily as a result of a downward adjustment in the allowance for doubtful accounts in the 2nd fiscal quarter of 2003.

Other expenses decreased by $12,000 during the six months ended May 31, 2004 as compared to May 31, 2003 primarily due to the reduction of interest expense. The decrease was primarily attributable to the decrease on interest paid on the long term notes.

Net income increased $428,000 for the six months ended May 31, 2004 as compared to the six months ended May 31, 2003 primarily due to the increase in gross profit of $1,194,000 offset by the increase in selling, general and administrative expenses of $530,000 substantially offset by an increase in income tax expense of $248,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate equal to Wells Fargo's existing bank prime rate (4% as of May 31, 2004).
A 10% increase in short-term interest rates on the note payable to bank of $2,400,000 would increase the Company's yearly interest expense by approximately $10,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.


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


Date: ____July 9, 2004____			________/s/__________________
						Alan C. Bergold, President and
						Treasurer and Director











				  SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

						HIA, INC.





Date: _________July 9, 2004_________		___________/s/_________________
						Alan C. Bergold
						Chief Financial Officer &
						President