Form 10-Q
period 2004-08-31
HIA INC
filed 2004-10-15
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               	WASHINGTON, DC  20549

                                       FORM 10 Q


	               Quarterly Report Under Section 13 or 15(d)
	                  of the Securities Exchange Act of 1934

	               For Quarterly Period Ended  August 31, 2004

	                      Commission File Number 0 9599

	                                HIA, INC.

	(Exact name of Registrant as specified in its charter)

        New York                                       	            16 1028783
        State or other jurisdiction of                         I.R.S. Employer
        incorporation or organization                    Identification Number

	4275 Forest Street
	Denver, Colorado  80216
	(Address of principal executive offices, zip code)

	(303) 394 6040
	(Registrant's telephone number, including area code)

_____________________________________________________________________

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,273,535 shares of the Registrant's $.01 par value common stock were outstanding at August 31, 2004.








                                          HIA, INC.
	                                   INDEX

Part I.  Financial Information

	Item 1.  Consolidated Financial Statements. . . . . . . . .  3

	Item 2.  Management's Discussion and Analysis or
                 Financial Condition and Results of Operations . .  10

        Item 3.  Quantitative and Qualitative Disclosure
                         about Market Risk . . . . . . . . . . . .  14

        Item 4.  Controls and Procedures. . . . . . . . . . . . .   15

  Other Information

        Item 1.  Legal Proceedings . . . . . . . . . .  . . . . ..  16

	Item 2.  Changes in Securities and Use of Proceeds. . . . . 16

	Item 3.  Defaults upon Senior Securities . . .  . . . .  .  16

	Item 4.  Submission of Matters to a Vote of
                 Security Holders .. . . . . . . . . . . . . . . .  16

	Item 5.  Other Information . . . . . . . .  .  . . . . . .  16

	Item 6.  Exhibits and Reports on Form 8-K . .  . . . . . .  16

SIGNATURES .. . . . . . . . . . . . . . . . . . . . . . . . . . . . 17



















                                     Part  1.

Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets as of August 31, 2004
	and November 30, 2003. . . . . . . . . . . . .  . . . . . . . .  4

	Consolidated Statements of Operations for the three and nine months ended August 31, 2004 and 2003 . . . . . . . . . . . . .  6

	Consolidated Statements of Cash Flows for the nine months
	ended August 31, 2004 and 2003 . . . .  . . . . . . . . . .  . . 7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 8


Forward Looking Statements

Statements made in this Form 10-Q that are historical or current facts are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 ( The ACT ) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as may,will, expect, believes, anticipate, estimated approximate,or continue, or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements,which speak only as of the date made. Any forward-looking statements represent managements best judgements as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.









                            HIA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2003 is based upon an audited balance sheet.
  All other information is unaudited.)


			                August 31,         November 30,
         			          2004                2003
ASSETS

Current Assets:
  Cash			                $      7,000           1,000
  Accounts receivable, net of
    allowance for doubtful
    accounts of $148,000 and $107,000	   5,787,000       3,612,000
  Inventories	          	           6,019,000       4,079,000
  Other current assets		             168,000         270,000
                                           ---------        --------
Total current assets		          11,981,000       7,962,000
                                          ----------       ---------
  Property and equipment, at cost:
  Land		                              40,000          - 0 -
  Leasehold improvements	             385,000         349,000
  Equipment		                   1,039,000       1,405,000
                                           ---------       ---------
	                                   1,464,000       1,754,000
Less accumulated depreciation
     and amortization		           1,241,000       1,594,000
                                           ---------       ---------
Net property and equipment	             223,000         160,000

Other assets		                     209,000         211,000
Goodwill, net of amortization	           1,151,000       1,151,000
  of $383,000 and $383,000
Non-compete agreement, net of amortization
  of $78,750 and $67,500		      71,000          83,000
                                            --------       ---------
TOTAL ASSETS                             $13,635,000      $9,567,000
                                          ==========       =========


The accompanying notes are an integral part of the consolidated financial statements.


                                   HIA, INC. AND SUBSIDIARY
     	                    CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 2003 is based upon an audited balance sheet.
  All other information is unaudited).
			                  August 31,      November 30,
LIABILITIES		                    2004	       2003
Current Liabilities:
  Note payable to bank		         $3,366,000	    $1,288,000
  Current maturities of long-term
  obligations		                    115,000	       215,000
  Accounts payable		          1,631,000	       974,000
  Checks written in excess of deposits	    102,000	       342,000
  Accrued expenses and other current
  liabilities		                  1,868,000            963,000
                                          ---------	     ---------

Total current liabilities	  	  7,082,000          3,782,000
                                          ---------          ---------
Long-term Obligations:
  Notes payable, less current maturities    561,000	       646,000
                                          ---------          ---------
Total long-term obligations	            561,000	       646,000
                                          ---------          ---------

TOTAL LIABILITIES		          7,643,000          4,428,000
                                          ---------          ---------
COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196; outstanding 9,273,525217
           and 9,303,310		    131,000            131,000
Additional paid in capital		  3,109,000          3,109,000
Retained earnings		          4,117,000          3,247,000
                                          ---------          ---------
			                  7,357,000          6,487,000
Less treasury stock: 3,834,661 and
  3,246,671 shares at cost	         (1,365,000)        (1,348,000)
                                          ---------          ---------
Total stockholders' equity	          5,992,000          5,139,000
                                          ---------          ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY 	                $13,635,000         $9,567,000
                                         ==========          =========

The accompanying notes are an integral part of the consolidated financial statements.





                                 HIA, INC. AND SUBSIDIARY

            	         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)

	              Nine Months Ended            Three Months Ended
	          Aug 31, 2004   Aug 31, 2003   Aug 31, 2004   Aug 31, 2003
,
Net sales          $26,849,000    $23,703,000     12,321,000  11,943,000
Cost of sales       17,664,000     15,848,000      8,227,000   7,985,000
                    ----------     ----------    -----------  ----------
Gross profit         9,185,000     7 ,855,000     4,094,000    3,958,000

Selling, general
& administrative
 expenses            7,768,000     6,723,000      3,171,000    2,656,000
                     ---------     ---------      ---------    ---------

Operating income     1,417,000     1,132,000        923,000    1,302,000

Other income (expense):
Interest income         64,000        46,000         30,000       19,000
  Interest expense    (128,000)     (139,000)       (49,000)     (51,000)
  Misc. income
  (expense)             26,000        30,000         11,000       11,000
                       -------       -------         ------       ------
Total other
 expense               (38,000)     (63,000)         (8,000)     (21,000)

Income before income
   tax expense        1,379,000    1,069,000         915,000    1,281,000
Income tax  expense    (509,000)    (392,000)       (339,000)    (470,000)
                       --------     --------         -------      -------
NET INCOME	        870,000     $677,000        $576,000     $811,000
		        =======     ========        ========      =======

Net income per share
  Basic	                $   .09       $   .07       $   .06     $   .08
  Diluted	        $   .09       $   .07       $   .06     $   .08


Weighted average common
   shares outstanding:
      Basic           9,320,834   10,029,882       9,332,680    10,171,092
      Dilutive        9,348,463   10,029,882       9,400,862    10,171,092

The accompanying notes are an integral part of the consolidated financial statements.




                          HIA, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)


                                           For the Nine Months Ended
			                 Aug 31, 2004      Aug 31, 2003
OPERATING ACTIVITIES:
Interest Income	                           $870,000        $677,000
Adjustments to reconcile net income
   to net cash used  in operating activities:
     Depreciation and amortization          105,000         129,000
     Inventory Reserve		             27,000	     28,000
     Changes in current assets and
        current liabilities:
   	Accounts receivable 	         (2,175,000)      (3,146,000)
 	Inventories		         (1,967,000)      (1,390,000)
   	Other current assets	            102,000          (19,000)
   	Accrued expenses and other
                 current liabilities        906,000          466,000
	Accounts payable	            657,000        1,548,000
                                          ---------        ---------
NET CASH USED IN
  OPERATING ACTIVITIES	                 (1,475,000)	  (1,707,000)
                                          ---------        ---------
INVESTING ACTIVITIES:
  Purchases of property and equipment	   (156,000) 	     (30,000)
NET CASH USED IN
  INVESTING ACTIVITIES  	           (156,000)         (30,000)
                                           ---------        ---------
FINANCING ACTIVITIES:
  Proceeds from note payable to bank	  8,884,000        8,064,000
  Payments on borrowings on note
   payable to bank		         (6,805,000)      (6,590,000)
  Repayments of long-term debt	           (185,000)        (228,000)
  Payments on capital lease obligations	        0  	    (108,000)
  Increase in checks written in
   excess of deposits		           (240,000)         418,000
  Purchase of treasury stock	            (17,000)          (8,000)
  Sale of treasury stock		       0             187,000
                                         -----------        ---------
 NET CASH PROVIDED BY
    FINANCING ACTIVITIES	          1,637,000        1,735,000

NET DECREASE IN CASH   	                      6,000           (2,000)

CASH, BEGINNING OF PERIOD	              1,000            7,000
                                          ---------        ---------
CASH, END OF PERIOD	                  $   7,000	   $   5,000
                                          =========        =========


The accompanying notes are an integral part of the consolidated financial statements



                              HIA, INC. AND SUBSIDIARY

    	             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.	Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10 Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended August 31, 2004 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2004. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrations Form 10-K for the year ended November 30, 2003 filed with the Securities and Exchange Commission on
February 25, 2004.


B.	Net Income Per Common Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, provides for the calculation of Basic and Diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares outstanding during the period (9,320,834 and 9,332,680 for the nine months and three months ended August 31, 2004). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated.
                      Nine Months Ended               Three Months Ended
	           Aug 31, 2004  Aug 31, 2003     Aug 31, 2004  Aug 31, 2003
Numerator:
Net Income (Loss)       $870,000     $677,000        $576,000      $811,000
                         =======      =======         =======       =======

Denominator:
Denomiator for
  basic earnings
  per share -
  weighted average
  shares Effect of
  dilutive securities  9,320,834  10,029,882        9,332,680   10,171,092
     Employee Stock
	Option            27,629       -0-             68,182       -0-
                       ---------   ---------         --------    ---------
Denominator for diluted
  earnings pershare-adjusted
  weighted average
  shares and assumed
  conversion           9,348,463   10,029,882        9,400,862  10,171,092
                       =========   ==========        =========  ==========

  Earnings (loss) per share:
  	Basic	        $   .09      $   .07            $  .06     $   .08
                       =========   ==========        ==========  =========
  	Diluted	        $   .09      $   .07            $  .06     $   .08
                       =========   ==========        ==========  =========



C.	Stockholders  Equity

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

A preliminary accounting was made by the Companys transfer agent during January of 2004 whereby the Company was issued a certificate for 1,430,390 shares of common stock (treasury stock). The Company paid a total of $735,000 (including $20,000 of legal and transfer fees) for the 1,430,390 shares of common stock at an average price of $.51 per share. At the time of reconciliation in January there still remained 14,224 shares of stock, representing 13 shareholders, for which the proper documentation had not been completed by the representative shareholders per the requirements of the tender offer. A final settlement of those outstanding shares were made during the second quarter of 2004 by the receipt of a certificate for 8,200 shares from the transfer agent for the purchase price of $4,100 or $.50 per share (the option to purchase expired on the remaining 6,024 shares).

On January 8, 2004, the Board of Directors granted common stock options to the officers of the Company and 3 senior managers to purchase a total of 750,000 shares of treasury stock at $.50 per share to expire December 31, 2005. As of August 31, 2004, none of the shares have been subscribed to by the officers or senior management. The options exercise price was equal to or greater than the common stock market price at the date of grant.

During fiscal 2004 the Company purchased 21,575 shares of common stock from non-affiliated stockholders for $.50 per share, a total purchase price of $10,788.

Stock Option Plans The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and the related interpretations in accounting for all stock option plans. During the 3rd quarter of 2004 there were no stock options granted to employees under the plan.

D.	Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $128,000 and $139,000 for the nine months ended August 31, 2004 and August 31, 2003. Cash payments for income taxes were $170,000 and $232,000 for the nine months ended August 31, 2004 and August 31, 2003.




Item 2.  Managements Discussion and Analysis of Financial Condition and
              Results of Operations


Liquidity and Capital Resources

The net cash used in operating activities decreased by $232,000 for the nine months ended August 31, 2004 as compared the nine months ended August 31, 2003 primarily due to an increase in net income of $193,000, a decrease in accounts receivable of $971,000, an increase in inventories of $577,000, a decrease in accounts payable of $891,000 and an increase in accrued expenses and other current liabilities of $440,000. The decrease in accounts receivables were primarily due to the substantially lower beginning balance of receivables as of November 30, 2002 as compared to November 30, 2003 in the amount of $910,000. The increase in inventories was primarily due to price increases on replacement inventories for the 1st nine months of fiscal 2004 averaging approximately 5% and an increase in sales for the same period. The decrease in accounts payable was primarily due to a decrease in inventory purchases (during the winter and spring periods of 2004) with extended dating terms resulting in a decrease average days outstanding on trade payables. The increase in accrued expenses and other current liabilities was primarily due to the increase in the accrual of management bonuses of approximately $305,000 and income taxes of $117,000 when compared to the ending balance as of August 31, 2003.

The net cash used in investing activities increased by $126,000 primarily due to the increase in purchases of property, plant and equipment. In the first fiscal quarter of 2004 the Company disposed of $446,000 of computer equipment which was fully depreciated. The reason for the write-off was that the Company purchased new enterprise software and hardware equipment in the second quarter of 2000, which replaced equipment, previously purchased and completely disposed of at the end of 2003.

The net cash provided by financing activities decreased by $98,000 primarily due to the increase in net borrowings to the bank of $605,000 and the increase in checks written in excess of deposits of $658,000. The increase in the net proceeds from the note payable to bank was primarily due to the decrease of checks written in excess of deposits.

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

A preliminary accounting was made by the Companys transfer agent during January of 2004 whereby the Company was issued a certificate for 1,430,390 shares of common stock (treasury stock). The Company paid a total of $735,000 (including $20,000 of legal and transfer fees) for the 1,430,390 shares of common stock at an average price of $.51 per share. At the time of reconciliation in January there still remained 14,224 shares of stock, representing 13 shareholders, for which the proper documentation had not been completed by the representative shareholders per the requirements of the tender offer. A final settlement of those outstanding shares were made during the second quarter of 2004 by the receipt of a certificate for 8,200 shares from the transfer agent for the purchase price of $4,100 or $.50 per share (the option to purchase expired on the remaining 6,024 shares).


On January 8, 2004, the Board of Directors granted common stock options to the officers of the Company and 3 senior managers to purchase a total of 750,000 shares of treasury stock at $.50 per share to expire December 31, 2005. As of August 31, 2004, none of the shares have been subscribed to by the officers or senior management. The options exercise price was equal to or greater than the common stock market price at the date of grant.

During fiscal 2004 the Company purchased 21,575 shares of common stock from non-affiliated stockholders for $.50 per share, a total purchase price of $10,788.

The following is a summary of working capital and current ratio for the periods presented:

		               August 31, 2004       November 30, 2003
	Working Capital	        $4,899,000	           $4,180,000
	Current Ratio            1.69 to 1	            2.11 to 1

The Companys working capital increased by $719,000 during the nine months ended August 31, 2004 as compared to November 30, 2003 primarily as a result of the increase in net income of $870,000 for the nine months. Management believes that the present working capital is adequate to conduct its present operations.

As of August 31, 2004, the Company and its subsidiary have an available line-of-credit of $5,750,000 of which $2,384,000 is unused. On June 30, 2004, the Company executed a new loan agreement under primarily the same terms and conditions which extended the borrowing commitment to July 1, 2006. The new agreement included a provision for a term commitment on the new building, not to exceed $2,800,000. On September 3, 2004, the Company executed a new credit agreement with Wells Fargo Bank which specifically delineated terms and conditions of construction and permanent financing on the new facility (principally as described in preceding paragraphs).

The line-of-credit agreement limits the payment of dividends by CPS Distributors, inc. and its subsidiaries (CPS) to HIA, Inc. CPS is the wholly-owned subsidiary of HIA, Inc. The line-of-credit agreement also limits the payment of any expenses of HIA, Inc. by CPS in excess of $50,000 during any twelve-month period. This restriction does not have a significant impact on HIA, Inc.s ability to meet its cash needs as its cash needs are minimal.

The decrease in the current ratio as of August 31, 2004 as compared to November 30, 2003 is primarily attributable to the relative increase in accounts receivable of $2,175,000 and the increase in inventories of $1,940,000 as compared to the increase of notes payable to bank of $2,078,000 and the increase of $1,322,000 in accounts payable, checks written against future deposits and accrued expenses resulting in a net change of the current ratio of .4 for the nine month period.

Management believes that the present working capital is adequate to conduct its present operations.


On April 13, 2004 the Company entered into a contract with a construction management company to design and build a new corporate and warehouse facility. The new structure will be built on 8.27 acres of land located in the north-central part of metropolitan Denver. The facility consists of 45,000 square feet of offices and warehouse space. The estimated cost, including land is approximately $3,800,000 (including interest and financing costs).
The Company has secured financing on the proposed building and site through Wells Fargo Bank based upon a completed appraisal of $3,800,000. The terms of the permanent loan will be: maximum 80% loan to value, 15 year fixed principal-plus-interest amortization and a 6.6% interest rate for the life of the loan. The down payment and construction loan will also be carried by Wells Fargo at prime interest rate less one half percent on the line of credit for the down payment and construction advances based upon LIBOR plus 2%.

The company purchased the land on September 3, 2004 for $855,000 plus financing and closing costs of approximately $24,000. Of the total purchase price, approximately $817,000 was drawn from the existing line-of-credit with Wells Fargo Bank and the balance was applied to the construction loan.

When the building is completed, the Company will allow its current lease on the Forest Street location in Denver to expire on February 28, 2005 and move into the new facility on or before that date. It is not expected that the additional monthly loan payments for the facility ($17,000 principal plus interest on the remaining loan balance; $17,000 the first month for interest; less the $12,000 currently paid on leased property on Forest Street, Denver) will have a material negative effect on the ability of the Company to meet its normal working capital needs. The Company plans on closing one of its branch operations, which is located within close proximity to the new facility saving the company approximately $20,000 monthly in overhead costs.



Income Taxes

As of August 31, 2004, the Company has recorded a current net deferred tax asset totaling $138,000 and has recorded a noncurrent net deferred tax asset totaling $62,000. Based upon the Companys recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.



Results of Operations

Three Months Ended August 31, 2004 Compared to Three Months Ended
August 31, 2003.

Net sales for the three months ended August 31, 2004 were up $378,000 or 3.17% as compared to the three months ended August 31, 2003 primarily due to the increase in prices on goods sold at an average annual rate of 5% and better overall economic conditions.

Cost of Sales were up $242,000 for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003 primarily as a result of the relative increase in sales during the three months of fiscal 2004 as compared to the three months of fiscal 2003.

Gross profit was 33.2% during the three months ended August 31, 2004 as compared to 33.1% during the three months ended August 31, 2003.

Selling, general and administrative expenses increased $515,000 for the three months ended August 31, 2004 as compared to August 31, 2003 primarily due to the increase in accrued management bonuses and employer contributions to profit sharing of $388,000 and the general increase in expenses relative to sales of approximately $100,000.

Other expenses decreased by $13,000 for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003 primarily due to an increase in interest income of $11,000 (service charges charged to customers).

Net income decreased by $235,000 for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003 primarily due to the increase in gross profit of $136,000 and the decrease in income taxes of $131,000 more than offset by the increase in selling, general and administrative of $515,000.





Nine Months Ended August 31, 2004 Compared to Nine Months Ended
August 31, 2003.

Net sales increased by $3,146,000 for the nine months ended August 31, 2004 as compared to August 31, 2003 primarily due to the increase in prices on goods sold at an average annual rate of 5% and better overall economic conditions.

Cost of Sales increased by $1,816,000 for the nine months ended August 31, 2004 as compared to August 31, 2003 which was primarily due to the relative increase in sales decreased in part by the increase in gross profit percentage for the nine months of 1.1%.

Gross profit was 34.2% during the nine months ended August 31, 2004 as compared to 33.1% during the nine months ended August 31, 2003 an increase of 1.1% primarily due to better pricing from vendors including volume pricing and rebates.

Selling, general and administrative expenses increased by $1,045,000 during the nine months ended August 31, 2004 as compared to August 31, 2003 primarily due to the increase in accrued management bonuses and employer contributions to profit sharing of $358,000 and the general increase in expenses relative to sales of approximately $600,000.

Other expenses decreased by $25,000 during the nine months ended August 31, 2004 as compared to August 31, 2003 primarily due to an increase in interest income of $18,000 (service charges charged to customers).

Net income increased $193,000 for the nine months ended August 31, 2004 as compared to the nine months ended August 31, 2003 primarily due to the increase in gross profit of $1,330,000 partially offset by the increase in selling, general and administrative expenses of $1,045,000, offset partially by the increase in income tax of $117,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Companys note payable to bank has a variable interest rate equal to Wells Fargos exiting bank prime rate (4.25% as of August 31, 2004). A 10% increase in short-term interest rates on the note payable to bank of $3,366,000 would increase the Companys yearly interest expense by approximately $14,000, assuming borrowed amounts remain outstanding at current levels. The Companys management believes that fluctuation in interest rates in the near term will not materially affect the Companys consolidated operating results, financial position or cash flow.



Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed by the Company under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. As of the end of the quarterly period covered by this report, the Company carried out an evaluation, under the supervision of the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in the Companys internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





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

                                         ________/s/__________________
		                          Alan C. Bergold
		                          President &
                                          Chief Financial Officer
_______________________________________________________________________________


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


Date: October 13, 2004____________         _____/s/__________________
                                          Alan C. Bergold, President and
		                          Treasurer and Director






SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   HIA, INC.





Date: October 13, 2004____________        __________/s/__________
                                              Alan C. Bergold
                                              Chief Financial Officer &
                                              President