Form 10-K
period 2004-11-30
HIA INC
filed 2005-02-28
CIK 318189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to

Section 13 or 15(d) of the

Securities and Exchange Act of 1934

For the fiscal year ended	Commission File
November 30, 2004	#09-9599

HIA, INC.

(Exact name of registrant as specified in its charter)

New York	16-1028783
(State or other jurisdiction of Incorporation or Organization)	(Federal employer identification number)

1105 W. 122nd Avenue

Westminster, CO 80234

(Address of principal executive office)

(303) 394-6040

(Issuer’s telephone number, including area code)

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

YES  [ X ]   NO  [    ]

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

YES  [     ]   NO  [ X ]

The Issuer had net sales of $33,495,000 for the fiscal year ended November 30, 2004.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of January 01, 2005 was $916,000 based on market value of stock as compiled by finance.yahoo.com.

The number of shares of the only class of Common Stock of the Issuer outstanding as of January 01, 2005 was 9,273,435.

PART I

Item 1.  Business

(a)

General Development of Business

HIA, Inc. (the “Company” or “HIA”) was incorporated in 1974.  The Company is a holding company with all of its business conducted through its wholly owned subsidiary, CPS Distributors, Inc. (“CPS”). Through CPS, the Company distributes turf irrigation equipment and commercial, industrial and residential well pumps and equipment on a wholesale basis.  The principal executive offices of the Company are located at 1105 W. 122nd Avenue, Westminster, CO  80234, telephone (303) 394-6040.

(b)

Narrative Description of Business

General - The Company acquired CPS, over a hundred-year-old company based in Denver, Colorado, in February 1984.  CPS serves customers in the Rocky Mountain region in five states consisting of Colorado, Wyoming, New Mexico, Kansas and Nebraska.  CPS carries a variety of brand name products, including pumps and water systems, water conditioning equipment, pump and well accessories, pipe valves and fittings and sprinkler system equipment.  The Company’s net sales for industrial, commercial and residential pumps and turf irrigation equipment represented approximately 8% and 92%, respectively, of net sales for 2004, approximately 10% and 90%, respectively, of net sales for 2003 and 10% and 90%, respectively, of net sales for 2002.

On September 3, 2004 the Company entered into a new loan financing agreement with Wells Fargo Bank which includes a maximum line of credit of $5,750,000 and the commitment to finance (both construction and permanent loans) up to 80% of the appraised value of the Company’s new headquarters to be located in Westminster, Colorado (see item #2 Properties).

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

Marketing - CPS's line of products has changed in response to the supply and demand forces of the marketplace.  The management of CPS believes that its two divisions (i.e., turf and irrigation equipment and industrial, commercial and residential pumps and equipment) reduce the cyclicality of sales and earnings that would otherwise be affected by product line shifts caused by economic and demographic changes; however, the Company is subject to the ups and downs of the overall construction activity in the Rocky Mountain region. The Company purchases approximately 20% of its products volume from one manufacturer.  However, the products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

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

Management believes that drought conditions and resulting water restrictions may continue for the next few years and as such, the market for its products will be reduced, although not significantly.   A 10% to 20% reduction in sales would not necessarily place the Company in a substantially negative financial condition.  The Company has flexibility within its expense structure to accommodate such a decline without losing a significant amount of money.  However, declines in excess of those amounts would necessarily cause the Company to reorganize its operations and possibly the strategic direction of the Company would need to be changed in order to survive.  The Company, at this time, does not think that these kinds of drastic measures would need to be put into place.

General conservation measures could be a positive event for the industry, particularly when considering the business generated by homeowners desiring to modify their existing irrigation and landscape systems to make them more drought tolerant.  Consumer education required to make these changes in planning using creative landscape techniques is not new to the industry, particularly in the dry Southwest region of the country.  Colorado, in particular, and its governmental representatives (in addition to conservation methods) are looking at increasing water supplies through the addition of new dams and making existing dams and reservoirs larger and more efficient.  The Company’s employees are diligently working with government agencies and trade organizations to insist that changes in policy are made in a positive manner with the clear intent of continuing the vitality and prosperity of our industry.

Customer Base and Seasonality - CPS's customers include contractors, dealers and municipalities with the majority of sales derived from contractors.  The Company believes neither its aggregate sales nor those of any of its business units are concentrated in or materially dependent upon any single customer or small group of customers.

Quotation activity is especially intense in the winter and spring months (December to April) when contracts are reviewed and eventually awarded for spring or summer construction.  Since approximately 92% of CPS's business is composed of turf and irrigation products, its sales are concentrated from March to October and are therefore seasonal in nature.

Competition - The Company operates in a highly competitive market. Manufacturers have abandoned the exclusive relationships with their distributors.  As a result, the Company is competing with other wholesalers of the same products.

Most manufacturers have also abandoned prices based on volume buying and have gone to a pricing system based on a percentage of purchases over the previous years' business.  This change allows smaller wholesalers to buy at the same price levels as the larger wholesalers.  Therefore, a mid-to-large sized wholesaler, such as CPS, no longer has a price advantage to cover the higher operating costs of a larger operation.

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

CPS has seven major competitors in its market area for turf and irrigation equipment and six major competitors in its market area for industrial, commercial and residential pumps and equipment.  It is estimated by management that CPS has over 15% of the total market in Colorado for residential pumps and over 38% of the total market in Colorado for turf and irrigation equipment. Some of CPS’s competitors have financial resources greater than CPS.

Management believes CPS has an established reputation as a distributor of quality product lines such as Rainbird, Hunter, Lasco, Febco and Franklin.  CPS competes primarily on service and, to a lesser extent, on price, quality and reliability of products, technical services and availability of products.

Employees - At November 30, 2004, the Company employed 92 persons, of which 36 were warehouse and branch counter employees and 56 were sales and administrative employees. The Company considers its employee relations to be good.  None of the Company's employees is covered by union contracts or collective bargaining agreements.

The Company uses computer resources for its order entry, inventory, payroll and accounting function.

Item 2.  Properties

On April 13, 2004 the Company entered into a contract with a construction management company to design and build a new corporate and warehouse facility.  The new structure will be built on 8.27 acres of land located in the north-central part of metropolitan Denver.  The facility consists of 45,000 square feet of offices and warehouse space.  The estimated cost, including land is approximately $4,100,000 (including interest and financing costs).  The Company has secured financing on the proposed building and site through Wells Fargo Bank based upon a completed appraisal of $3,800,000.  The terms of the permanent loan will be:  maximum 80% loan to value, 15 year fixed principal-plus-interest amortization and a 6.6% interest rate for the life of the loan.

The company purchased the land on September 3, 2004 for $855,000 plus financing and closing costs of approximately $13,000 which amount was drawn from the existing line-of-credit with Wells Fargo Bank.

When the building is completed, the Company will allow its current lease on the Forest Street location in Denver to expire on February 28, 2005 and move into the new facility on or before that date.  It is not expected that the additional monthly loan payments for the facility (beginning at $34,000 a month, which includes a $17,000 principal payment plus interest on the remaining loan balance compared to $12,000 currently paid on leased property on Forest Street, Denver) will have a material negative effect on the ability of the Company to meet its normal working capital needs.  The Company plans on closing one of its branch operations, which is located within close proximity to the new facility saving the company approximately $20,000 monthly in overhead costs.

The Company leases the following properties:  9,954 square feet of office/warehouse space on 21,781 square feet of land in Colorado Springs, Colorado; 10,100 square feet of office and warehouse space on 14,000 square feet of land in Fort Collins, Colorado; Colorado; 10,000 square feet of office and warehouse space in Littleton, Colorado; 13,400 square feet of warehouse/office space in Centennial, Colorado; 9,120 square feet of office and warehouse space in Cheyenne, Wyoming, 14,544 square feet of office and warehouse space on 2.65 acres of land in Casper, Wyoming, 15,000 square feet of office and warehouse space in Lakewood, Colorado, 8,000 square feet of office and warehouse space on 1.8 acres of land in Boulder, Colorado and 14,340 square feet of office and warehouse space on 3.9 acres of land in Longmont, Colorado.

On September 14, 2004, the Company leased a facility in Aurora, Colorado with 10,000 square feet of warehouse and office space.

The Company believes its leased facilities are adequate to meet its needs for the next several years and anticipates that it would encounter little difficulty in locating alternative facilities should its requirements change.

Item 3.  Legal Proceedings

As part of its ordinary course of business, the Company is involved in certain litigious activities from time to time.  No litigation exists at November 30, 2004 or to the date of this report that management or its legal counsel believe will have a material impact on the financial position or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fiscal year ended November 30, 2004.

PART II

Item 5.  Market for the Company's Common Stock and Related Security Holders Matters

The principal market on which HIA’s common stock is traded is the over-the-counter market.  Although at least one market maker continues to quote prices for HIA’s common stock, the Company is not aware of any established public trading market for HIA’s common stock since June 6, 1986.

The following table sets forth the high and low closing bid quotations for the common stock for the fiscal years ended November 30, 2004 and 2003.  The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal year ended November 30, 2004	Bid Quotations
	High	Low

First Quarter	.51	.39
Second Quarter	.55	.37
Third Quarter	.60	.51
Fourth Quarter	.75	.55

Fiscal year ended November 30, 2003	Bid Quotations
	High	Low

First Quarter	.22	.21
Second Quarter	.22	.17
Third Quarter	.25	.17
Fourth Quarter	.51	.18

The approximate number of holders of record of HIA’s common stock as of November 30, 2004 was 765.

The Company has never declared any dividends with respect to HIA’s common stock. The Company has not in the past and is currently restricted from paying cash dividends under its existing line-of-credit agreement.

On January 9, 2004, the Board of Directors granted common stock options to the officers of the Company and 3 senior managers to purchase a total of 750,000 shares of treasury stock at $.50 per share to expire December 31, 2005.  As of November 30, 2004, none of the shares have been subscribed to by the officers or senior management.  The options’ exercise price was equal to or greater than the common stock market price at the date of grant.

During fiscal 2003 and 2002, the Company issued 750,000 shares and 50,000 shares from treasury to its executive officers for cash proceeds of $150,000 and $15,000 in conjunction with their exercise of options previously granted.  All of the foregoing shares were sold in reliance upon exemptions afforded by Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Forward Looking Statements

Statements made in this Form 10-K that are historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (“The ACT”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believes,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof.  The Company intends that such forward-looking statements be subject to the safe harbors for such statements.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgements as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data for each of the Company’s last five fiscal years:

Years Ended November 30,
	2004	2003	2002	2001	2000

Net Sales	$ 33,495,000	$ 31,088,000	$ 31,205,000	$ 31,270,000	$ 32,141,000

Net Income	$ 809,000	$ 720,000	$ 696,000	$ 365,000	$ 378,000

Net Income Per Common Share	$ .09	$ .07	$ .07	$ .04	$ .04

Cash Dividend Per Common Share	-	-	-	-	-

AT YEAR END

Total Assets	$ 10,956,000	$ 9,567,000	$ 8,644,000	$ 9,320,000	$ 10,181,000

Long-Term Obligations	$ 522,000	$ 646,000	$ 860,000	$ 1,282,000	$ 1,772,000

The following table sets forth selected unaudited consolidated financial data for each of the Company’s last eight fiscal quarters:

2004
	Nov. 30, 2004	Aug. 31, 2004	May 31, 2004	Feb. 29, 2004

Net Sales	$ 6,646,000	$ 12,321,000	$ 10,965,000	$ 3,563,000

Gross Profit	$ 2,453,000	$ 4,094,000	$ 3,826,000	$ 1,265,000

Net Income	$ (61,000)	$ 576,000	$ 817,000	$ (523,000)

Income (Loss) Per Share	$ (.01)	$ .06	$ .08	$ (.06)

2003
	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003	Feb. 29, 2003

Net Sales	$ 7,385,000	$ 11,943,000	$ 8,237,000	$ 3,523,000

Gross Profit	$ 2,516,000	$ 3,958,000	$ 2,719,000	$ 1,178,000

Net Income	$ 43,000	$ 811,000	$ 419,000	$ (553,000)

Income (Loss) Per Share	$ (.01)	$ .08	$ .04	$ (.06)

Item 7.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

For the year ended November 30, 2004, the Company’s net income was $809,000 as compared to $720,000 for the year ended November 30, 2003 (previous year).  Net income increased by $89,000 primarily as a result of an increase in gross profit of $1,267,000 substantially offset by an increase in sales, general and administrative expenses of $1,130,000.  These changes are further explained in the Results of Operations section of this report.

During the year ended November 30, 2004, the Company provided net cash from operations of $950,000 as compared to $460,000 for the previous year.  The increase of $490,000 was primarily attributable to the increase in accounts receivables of $923,000, the increase in accrued expenses and other current liabilities of $386,000 and the decrease in accounts payables of $842,000.  The increase in accounts receivables was primarily due to the significant increase in the accounts receivables balance from November 30, 2002 to November 30, 2003 of $910,000 as compared to the decrease of accounts receivables balances from November 30, 2003 to 2004 of $13,000.  The increase in accrued expenses and other current liabilities was primarily due to the increase in bonuses payable to senior management and profit sharing accrual in the amount of $264,000.  The decrease in accounts payable was primarily due to the significant increase in the accounts payable balance from November 30, 2002 to November 30, 2003 of $680,000 as compared to the decrease in accounts payable balance at the end of November 30, 2004 as compared to November 30, 2003 of $162,000.

Net cash used in investing activities increased by $1,346,000 during 2004 primarily as a result of the purchase of land held for development in 2004 at a cost of $868,000 and the addition of $341,000 in construction in progress in fiscal 2004 as compared to fiscal 2003.

Net cash provided by financing activities increased by $833,000 during 2004 primarily as a result of the increase in proceeds from the construction loan of $319,000 and the decrease of the net purchases of treasury stock of $531,000 in fiscal 2004 as compared to fiscal 2003 substantially as a result of the Common Stock tender offer issued by the Company in fiscal 2003.  This amount was partially offset by the decrease of $375,000 in checks written in excess of deposits and the decrease in repayments of long term debt which was substantially due to the payoff of the long-term note to Wells Fargo on the purchase of Western Pipe Supply in fiscal 1999.

For the year ended November 30, 2003, the Company’s net income was $720,000 compared to $696,000 for the year ended November 30, 2002 (previous year).  Net income increased by $24,000 primarily as a result of a decrease in interest expense of $60,000.  Changes in operating results are further explained in the Results of Operations section of this report.

During the year ended November 30, 2003, the Company provided net cash from operations of $460,000 as compared to $1,683,000 for the previous year.  The decrease of $1,223,000 was primarily attributable to the decrease in accounts receivable of $1,660,000, the increase in accounts payable of $863,000, the decrease in other current liabilities of $452,000, the increase in inventories of $134,000 and the decrease in other current assets of $109,000.

The decrease in accounts receivable was primarily attributable to the increase in sales in the fourth quarter of 2003 as compared to the same quarter of 2002 of $1,689,000.  The decrease in inventories was primarily due to the continued diligence of the Company’s purchasing department and inventory control constraints implemented with the installation of the new computer system in February of 2000.  The decrease in current liabilities was primarily attributable to the increase in bonuses payable to management and officers in 2002 of $249,000 due to the increased operating income for 2002 as compared to 2001 (previous year) and the decrease of $73,000 as a result of having a net income tax liability in 2002 as compared to a net tax overpayment in 2003.  The decrease in other current assets of $109,000 was primarily attributable to the overpayment of income taxes of $60,000 at the end of 2003 and the addition of $65,000 of notes receivable in 2003 due to the conversion of three significant trade receivables to promissory notes.  The increase in accounts payable of $863,000 was primarily due to the increased sales in the fourth quarter of 2003 as compared to the same quarter in 2002.

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

The following is a two-year summary of working capital and current ratios:

	2004	2003

Working Capital	$ 3,663,000	$ 4,180,000

Current Ratios	1.81 to 1	2.11 to 1

The decrease in the current ratio was 0.3 for fiscal 2004 as compared to fiscal 2003.  The decrease in working capital of $351,000 was primarily due to the cash payments for construction in progress during fiscal 2004 in the amount of $341,000.

As of November 30, 2004, the Company and its subsidiary had an available line-of-credit totaling $5,750,000 of which $4,033,000 was available and unused.  The line of credit expires on July 1, 2006.

Management believes that the present working capital as well as its available line-of-credit is adequate to conduct its present operations.  The Company does not have any additional purchase commitments nor does it anticipate any additional material capital expenditure for fiscal 2005, with the exception of the Company’s new headquarters (see Item 2. Properties).

Results of Operations

Comparison Fiscal 2004 vs. 2003

Net sales were up $2,407,000 primarily due to an average price increase of products sold by the company of 8% during fiscal 2004.

Gross profit percentage increased 1.3% (34.7% in 2004 and 33.4% in 2003) primarily due to increases in rebates received from vendors in fiscal 2004 as compared to fiscal 2003.  The increase in rebates was partially due to a change in the manner in which the Company records the rebates (see Note 1 to the financial statements).

Selling, general and administrative expenses increased by $1,130,000 or a net increase of 1.2% as a percentage of net sales, over fiscal 2003 results.  This net increase was primarily attributable to the increase in the accrual for management bonuses and corporate contributions to the Company’s profit sharing plan.

Other expense decreased by $9,000 primarily as a result of an increase in interest income of $10,000 (interest charged to customers on trade receivables).

Net income increased by $89,000 for the year ended November 30, 2004, the Company’s net income was $809,000 as compared to $720,000 for the year ended November 30, 2003 (previous year).  Net income increased primarily as a result of an increase in gross profit of $1,267,000 substantially offset by the decrease of selling, general & administrative expenses of $1,130,000 and the increase in income tax expense of $57,000.

Income Taxes

At November 30, 2004, the Company has recorded a current net deferred tax asset totaling $178,000 and has recorded a noncurrent net deferred tax asset totaling $48,000. Based upon the Company’s recent history of taxable income and its projections for future earnings, management believes that is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.  See Note 6 to the Company’s Consolidated Financial Statements.

The Company’s effective tax rate for the year ended November 30, 2004 of approximately 37.1% differs from the Company’s blended Federal and State tax rate of 37% due primarily to certain other non-deductible items which is consistent with prior years.

Comparison Fiscal 2003 vs. 2002

Net sales were down $117,000

Gross profit percentage remained the same 33.4% in 2003 and 33.2% in 2002.

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

Net income increased by $24,000 for the year ended November 30, 2003, the Company’s net income was $720,000 as compared to $696,000 for the year ended November 30, 2002 (previous year).  Net income increased $24,000 primarily as a result of a decrease in interest expense of $60,000.

Income Taxes

At November 30, 2003, the Company has recorded a current net deferred tax asset totaling $138,000 and has recorded a noncurrent net deferred tax asset totaling $62,000. Based upon the Company’s recent history of taxable income and its projections for future earnings, management believes that is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.  See Note 6 to the Company’s Consolidated Financial Statements.

The Company’s effective tax rate for the year ended November 30, 2003 of approximately 37.1% differs from the Company’s blended Federal and State tax rate of 37% due primarily to certain other non-deductible items which is consistent with prior years.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are outlined within Item 8 as Note 2 to the consolidated financial statements. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and often involve complex estimation:

Allowance for doubtful accounts:  We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  As of November 30, 2004, our net accounts receivable balance was $3,599,000.

Inventory:  Inventory is stated at the lower of cost or net realizable value. Cost is based on the average unit cost when products are received. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required.  As of November 30, 2004, our inventory balance was $4,281,000.

Goodwill and intangible assets:  We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  As of November 30, 2004, we had $1,219,000 of goodwill and intangible assets remaining on the balance sheet, the value of which we believe is realizable based on the estimated future cash flows.

Recent Accounting Pronouncements

FAS 123R Disclosure

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning September 1, 2005. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

FAS 151 Disclosure

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

FAS 153 Disclosure

The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not have material market risk on market risk sensitive instruments.  It has no exposure to fluctuations in currency exchange rates or commodity prices.  Its only interest rate risk arises from its bank line-of-credit.

The Company’s long-term debt consists of fixed rate loans and capital leases that are unaffected by interest rate fluctuations and have fair values approximately equal to their carrying values.  It’s operating line-of-credit bears interest at lender prime (4.50% at November 30, 2004).  For the year ended November 30, 2004, the Company’s total interest expense was $172,000.  Assuming outstanding borrowings under the Company’s revolving line-of-credit at the same levels that prevailed during fiscal 2004, a 10% decrease or increase in the prime rate prevailing at year-end 2004 (i.e., from 4.50% to 5.0% or 4.0%) would result in a decrease or increase of $13,000 in the Company’s interest expense in fiscal 2005.

Item 8.  Financial Statements

The response to this item is submitted as a separate section of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a.  Controls and Procedures.

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures and its internal controls and procedures for financial reporting.  This evaluation was done under the supervision and with the participation of management, including the President and Chief Financial Officer.  In accord with SEC requirements, the President and Chief Financial Officer notes that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.  Based upon the Company’s evaluation, the President and Chief Financial Officer has concluded that the Company’s disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the President and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared, and that the Company’s internal controls are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

PART III

Item 10.  Directors and Executive Officers of the Company

(a)

Identification of Directors

The list presented below sets forth the names and ages of all directors of the Company indicating all positions and offices with the Company held by each such person and his term of office as director and the period during which he has served as such.

Name	Age	Positions	Director Since

Carl J. Bentley	71	Chairman of the Board and Director	1994

Alan C. Bergold	56	President, Treasurer and Director	1981

Donald L. Champlin	53	Executive Vice President, Secretary and Director	1994

(b)

Identification of Executive Officers

The list presented below sets forth the names and ages of all executive officers of the Company indicating all positions and offices held by such person and the period during which he has served as such.

Name	Age	Positions	Director Since

Carl J. Bentley	71	Chairman of the Board	1996
		and Director	1994

Alan C. Bergold	56	President, Treasurer	1996
		and Director	1981

Donald L. Champlin	53	Executive Vice President, Secretary	1996
		and Director	1994

(1)

All officers serve at the discretion of the Board of Directors.

(c)

Business Experience

The material presented below sets forth a brief account of the business experience during at least the past five years of each director, executive officer and significant employee.

Carl J. Bentley, age 71, was appointed Chairman of the Board in October 1996.  He joined the Company as General Manager of CPS in July 1985.  In November 1986, he became President and a member of the Board of Directors of CPS.  He was appointed to the Company's Board of Directors in 1994.

Alan C. Bergold, age 56, was appointed President in October 1996 and Executive Vice President of the Company in July 1983.  He served as Vice President and Secretary of the Company from 1981 to 1983.  Mr. Bergold has been a director of the Company since 1981.

Donald L. Champlin, age 53, was appointed Executive Vice President in October 1996.  He joined the Company as Pump Product Manager in October 1983.  In February 1989, he became Vice President of Marketing and a member of the Board of Directors of CPS.  He was appointed to the Company's Board of Directors in 1994.

(d)

Involvement in Certain Legal Proceedings

None.

(e)

Promoters and Control Persons

Not applicable.

(f)

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2004 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2004, if any, and written representations furnished to the Company as to the absence of any requirement for the filing of Forms 5, the Company believes that its officers, directors and 10% beneficial owners have filed on a timely basis all required Forms 3, 4 and 5 under Section 16(a) of the Exchange Act due in or in respect of the 2004 fiscal year.

(g)

Code of Ethics

The Company endeavors to adhere to the requirements as dictated by the SEC and provide assurances to outside investors and interested parties that the Company’s officers, directors and principal financial manager adhere to a reasonably responsible code of ethics.  The Company keeps a copy of the code on file at its office located at 1105 W. 122nd Avenue, Westminster, CO  80234.  For a copy of the code, without charge, send a written request to HIA, Inc., Attention: Shareholder Relations at the aforementioned address.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table reflects cash and non-cash compensation paid or accrued by the Company during the fiscal years ended November 30, 2004, 2003 and 2002 to or for the account of the chief executive officer and each executive officer whose cash compensation exceeded $100,000, and all executives of the Company as a group:

	Annual Compensation					Long-term Compensation
Name and Principal Position	Year Ended Nov. 30	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation

Carl J. Bentley	2004	$ 238,820	$ 220,766	$ 12,000	$ -	200,000	$ -	$ 10,862
Chairman of the Board	2003	218,500	161,983	12,000	-	-	-	6,798
	2002	201,650	156,357	12,000	-	-	-	5,060

Alan C. Bergold	2004	$ 238,820	$ 220,766	$ 12,000	$ -	200,000	$ -	$ 36,775
President	2003	216,000	161,983	12,000	-	-	-	14,959
	2002	199,150	156,347	12,000	-	-	-	17,727

Donald L. Champlin	2004	$ 238,820	$ 220,766	$ 12,000	$ -	200,000	$ -	$ 36,775
Executive Vice-President	2003	216,000	161,983	12,000	-	-	-	15,959
	2002	199,150	156,347	12,000	-	-	-	17,727

The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to the above-listed officers.  The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lessor of $50,000 or 10% of the cash compensation reported.

The Company compensated the directors for payments they made on life insurance policies on the life of each of the director’s lives in order to substantially complete the purchase of the other director’s common stock ownership in case of death of a director.  The details of the stock purchase agreement are included in the employment agreement of the officers with the Company.  The agreement basically calls for the first right of refusal by the Company to purchase the deceased directors stock for a price per share in relation to net book value.

The Company has employment agreements as follows:

Carl J. Bentley (1): $238,820 annual salary per year, adjusted for cost of living plus eight percent per annum base increase; plus nine and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of seven years beginning July 28, 2004.

Alan C. Bergold (1):  $238,820 annual salary per year, adjusted for cost of living plus eight percent per annum base increase; plus nine and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of seven years beginning July 28, 2004.

Donald L. Champlin (1):  $238,820 annual salary per year, adjusted for cost of living plus eight percent per annum base increase; plus nine and one-half percent bonus of net pretax income exclusive of contributions to the 401(k) and profit sharing plan; term of seven years beginning July 28, 2004.

(1)

There is a provision for payment of one year's compensation as a result of the sale of all or substantially all of the Company's assets.

(b)

Option/SAR Grants in Last Fiscal Year

% of Total

Options/SARs

Granted to

Number of Securities Underlying Options/SARs	Employees in Fiscal	Exercise or Base Price/	Market Price on Date	Expiration	Grant Date Present

NONE

(c)

Aggregated Option/SAR Exercises and Last Fiscal Year and Year-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-end (all exercisable)	Value of Unexercised In-The-Money Options/SARs at FY-end (all exercisable)

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Carl J. Bentley	2,366,153(1)	25.0%
1105 W. 122nd Avenue
Westminster, CO 80234

Alan C. Bergold	2,852,646(1)	30.1%
1105 W. 122nd Avenue
Westminster, CO 80234

Donald L. Champlin	2,439,797(1)	25.8%
1105 W. 122nd Avenue
Westminster, CO 80234

(1)

Includes 200,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2005.

(b)

Security Ownership of Management

The following table shows the equity securities beneficially owned by all directors of the Company and all directors and officers of the Company as a group.

(1)  Directors

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Carl J. Bentley	2,366,153(1)	25.0%
1105 W. 122nd Avenue
Westminster, CO 80234

Alan C. Bergold	2,852,646(1)	30.1%
1105 W. 122nd Avenue
Westminster, CO 80234

Donald L. Champlin	2,439,797(1)	25.8%
1105 W. 122nd Avenue
Westminster, CO 80234

(1)

Includes 200,000 shares, which may be acquired pursuant to the exercise of stock options exercisable on or before December 31, 2005.

(2)

Directors and Officers as a Group

Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	7,658,596(1)	77.6%
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

On December 31, 2002, senior managers subscribed to 124,000 shares of options at a price of $.30 per share.  The remaining options outstanding, a total of 171,000 shares, expired on that date.

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

During fiscal 2003, the Company purchased from non-affiliates a total of 1,825 shares of its common stock at an average price of $.33 per share.  In addition, the Company issued to key management (not officers or directors) under existing stock option agreements, a total of 124,000 shares at an exercise price of $.30 per share.  The Company acquired from non-affiliated stockholders 420,000 shares of its common stock at an average price of $.56 per share during fiscal 2002.

On January 9, 2004, the Board of Directors granted common stock options to the officers of the Company and 3 senior managers to purchase a total of 750,000 shares of treasury stock at $.50 per share to expire December 31, 2005.  As of November 30, 2004, none of the shares have been subscribed to by the officers or senior management.  The options’ exercise price was equal to or greater than the common stock market price at the date of grant.

During fiscal 2004 the Company purchased 29,875 shares of common stock from non-affiliated stockholders for $.50 per share, a total purchase price of $14,937.50.

(b)

Certain Business Relationships

None.

(c)

Indebtedness of Management

None.

(d)

Transactions with Promoters

Not applicable.

Item 14:  Principal Accountant Fees and Services

Fees paid to Hein & Associates, LLP

For the fiscal years ended November 30, 2004 and November 30, 2003, Hein & Associates LLP provided services in the following categories and amounts.

Fiscal Year Ended
	November 30, 2004	November 30, 2003

Audit Fees	$ 50,700	$ 38,700
Audit-Related Fees	-0-	-0-
Tax Fees	$ 5,500	$ 5,250
All Other Fees	-0-	-0-

Policies and Procedures for Approval of Audit and Non-Audit Services:

The Company has approved an audit committee, through which all audit and non-audit services are approved.

PART IV

Item 15.  Exhibits and Reports on Form 8-K

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

By:         /s/_______________________

Alan C. Bergold, President,

Treasurer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature

Title

Date

        /s/_______________________________

Chairman of the Board

Feb. 24, 2005______

Carl J. Bentley

and Director

       /s/________________________________

President,

Feb. 24, 2005______

Alan C. Bergold

Treasurer and Director

       /s/________________________________

Executive Vice

Feb. 24, 2005______

Donald L. Champlin

President, Secretary

and Director

HIA, Inc. and Subsidiaries

Consolidated Financial Statements

For the Years Ended

November 30, 2004, 2003 and 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets – November 30, 2004 and 2003

F-3

Consolidated Statements of Income – For the Years Ended November 30, 2004, 2003 and 2002

F-4

Consolidated Statements of Stockholders’ Equity – For the Years Ended November 30, 2004, 2003 and 2002

F-5

Consolidated Statements of Cash Flows – For the Years Ended November 30, 2004, 2003, and 2002

F-6

Notes to Consolidated Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

HIA, Inc. and Subsidiaires

Denver, Colorado

We have audited the consolidated balance sheets of HIA, Inc. and Subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HIA, Inc. and Subsidiaries as of November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ending November 30, 2004, in conformity with generally accepted accounting principles, in the United States of America.

HEIN & ASSOCIATES LLP

Denver, Colorado

January 17, 2005

HIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash	$ 2,000	$ 1,000
Accounts receivable, net of allowance of $170,000 and $107,000, respectively	3,599,000	3,612,000
Inventories	4,281,000	4,079,000
Other current assets	284,000	270,000
Total current assets	8,166,000	7,962,000

PROPERTY AND EQUIPMENT:
Land	869,000	--
Construction	341,000	--
Equipment	1,054,000	1,405,000
Leasehold improvements	390,000	349,000
	2,654,000	1,754,000
Less accumulated depreciation and amortization	(1,282,000)	(1,594,000)

Net property and equipment	1,372,000	160,000

OTHER ASSETS:
Goodwill, net of accumulated amortization of $383,000	1,151,000	1,151,000
Non-compete agreement, net of accumulated amortization of $82,000 and $67,000	68,000	83,000
Other	199,000	211,000
Total other assets	1,418,000	1,445,000

TOTAL ASSETS	$ 10,956,000	$ 9,567,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line-of-credit	$ 1,717,000	$ 1,288,000
Construction Loan	319,000	--
Current maturities of long-term debt	124,000	215,000
Accounts payable	812,000	974,000
Checks written against future deposits	223,000	342,000
Accrued payroll and bonuses	948,000	684,000
Other current liabilities	360,000	279,000
Total liabilities	4,503,000	3,782,000

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	522,000	646,000
Total liabilities	5,025,000	4,428,000

COMMITMENTS (Note 4)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized;
13,108,196 and 13,108,196 issued and 9,273,435 and 9,303,310 outstanding, respectively	131,000	131,000
Additional paid-in capital	3,109,000	3,109,000
Retained earnings	4,056,000	3,247,000
Less treasury stock at cost; 3,834,761 and 3,804,886 shares	(1,365,000)	(1,348,000)

Total stockholders’ equity	5,931,000	5,139,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$ 10,956,000	$ 9,567,000

See accompanying notes to consolidated financial statements.

HIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED NOVEMBER 30,
	2004	2003	2002

NET SALES	$ 33,495,000	$ 31,088,000	$ 31,205,000

COST OF SALES	21,857,000	20,717,000	20,840,000

Gross profit	11,638,000	10,371,000	10,365,000

SELLING, GENERAL AND ADMINISTRATIVE	10,262,000	9,132,000	9,142,000

OPERATING INCOME	1,376,000	1,239,000	1,223,000

OTHER INCOME (EXPENSE):
Interest income	77,000	67,000	87,000
Interest expense	(172,000)	(172,000)	(232,000)
Miscellaneous income	37,000	38,000	40,000
Total other expense	(58,000)	(67,000)	(105,000)

INCOME BEFORE INCOME TAXES	1,318,000	1,172,000	1,118,000

INCOME TAXES	509,000	452,000	422,000

NET INCOME	$ 809,000	$ 720,000	$ 696,000

NET INCOME PER COMMON SHARE:
Basic	$ .09	$ .07	$ .07
Diluted	$ .09	$ .07	$ .07

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	9,282,641	10,105,661	10,096,000

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	9,303,363	10,105,661	10,158,000

See accompanying notes to consolidated financial statements.

HIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003, AND 2002

	COMMON SHARES	STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY SHARES	STOCK AMOUNT	TOTAL SHAREHOLDERS’ EQUITY

BALANCE, December 1, 2002	13,108,196	$ 131,000	$ 3,109,000	$ 1,831,000	2,981,671	$ (612,000)	$ 4,459,000

Issuance of shares held in treasury	-	-	-	-	(155,000)	47,000	47,000
Acquisition of treasury stock	-	-	-	-	420,000	(235,000)	(235,000)
Net income	-	-	-	696,000	-	-	696,000

BALANCE, November 30, 2002	13,108,196	131,000	3,109,000	2,527,000	3,246,671	(800,000)	4,967,000

Issuance of shares held in treasury	-	-	-	-	(874,000)	187,000	187,000
Acquisition of treasury stock	-	-	-	-	1,432,215	(735,000)	(735,000)
Net income	-	-	-	720,000	-	-	720,000

BALANCE, November 30, 2003	13,108,196	131,000	3,109,000	3,247,000	3,804,886	(1,348,000)	5,139,000

Acquisition of treasury stock	-	-	-	-	29,875	(17,000)	(17,000)
Net income	-	-	-	809,000	-	-	809,000

BALANCE, November 30, 2004	13,108,196	$ 131,000	$ 3,109,000	$ 4,056,000	3,834,761	$(1,365,000)	$ 5,931,000

See accompanying notes to consolidated financial statements.

HIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED NOVEMBER 30,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 809,000	$ 720,000	$ 696,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	149,000	172,000	236,000
Allowance for doubtful accounts	132,000	(31,000)	173,000
Allowance for inventory obsolescence	25,000	25,000	--
Deferred income taxes	26,000	(23,000)	(36,000)
Gain on sale of property	--	--	(3,000)
Changes in operating assets and liabilities, net of business combination:
Accounts receivable	(119,000)	(879,000)	577,000
Inventories	(227,000)	(93,000)	(227,000)
Other current assets	(26,000)	(70,000)	39,000
Accounts payable	(162,000)	680,000	(183,000)
Other current liabilities	345,000	(41,000)	411,000
Other assets	(2,000)	--	--
Net cash provided by operating activities	950,000	460,000	1,683,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,346,000)	(30,000)	(85,000)
Increase in other assets	--	--	8,000
Net cash (used) in investing activities	(1,346,000)	(30,000)	(77,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit	10,370,000	10,454,000	8,859,000
Repayments on line-of-credit	(9,941,000)	(10,175,000)	(9,665,000)
Proceeds from construction loan	319,000	--	--
Repayments on notes payable	(215,000)	(305,000)	(297,000)
Repayments on capital lease obligations	--	(118,000)	(188,000)
Acquisitions of treasury stock	(17,000)	(735,000)	(235,000)
Proceeds from sale of treasury stock	--	187,000	47,000
Increase (decrease) in checks written against future deposits	(119,000)	256,000	(121,000)
Net cash provided by (used in) financing activities	397,000	(436,000)	(1,600,000)

INCREASE (DECREASE) IN CASH	1,000	(6,000)	6,000

CASH, beginning of year	1,000	7,000	1,000

CASH, end of year	$ 2,000	$ 1,000	$ 7,000

See accompanying notes to consolidated financial statements.

HIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation – The consolidated financial statements include the accounts of HIA, Inc. (the “Company” or “HIA”), its wholly-owned subsidiary CPS Distributors, Inc. (“CPS”), and CPS’s wholly-owned subsidiary, Western Pipe Supply (“WPS”) and Water Systems, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Lines of Business – The principal business of HIA, conducted through its subsidiary, is the wholesale business distribution of turf irrigation equipment and pumps.

Use of Estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Financial Instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Fair values of accounts receivables, accounts payable and other current liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature.

The note payable, long-term debt, and capital lease obligations bear interest at fixed and floating rates of interest based upon lending institutions’ prime lending rate.  Accordingly, their fair value approximates their reported carrying amounts at November 30, 2004 and 2003.

Concentration of Risk – The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company invests temporary cash in demand deposits with federally insured financial institutions. Such demand deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and generally short payment terms. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers.

Accounts Receivable and Credit Policies – Accounts receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of invoice date. Past due receivables bear interest at the rate of 18% annually.  Payments on trade receivables are applied as specifically directed by the customer or lacking direction to the oldest outstanding invoices.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  The Company recorded allowances for doubtful accounts of $170,000 and $107,000 as of November 30, 2004 and 2003.  The Company recorded bad debt expense (income) of $132,000 , ($31,000) and $173,000 during the years ended November 30, 2004, 2003, and 2002 for trade receivables.

Approximately 20% of the Company’s inventory is purchased from one major supplier.  If the Company’s relationship with this supplier were to cease, management believes there are sufficient alternative suppliers, such that there would not be a significant adverse impact on the operations of the Company.

Inventories – Inventories consist of wholesale goods held for resale, which are primarily valued at the lower of cost (based on the average unit cost when products are received) or market.

Cost of Sales – Cost of sales consists of the actual cost of products purchased for resale (based on average cost) and related in-bound shipping charges.

Depreciation, Amortization, Property and Equipment – Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements and leased equipment are amortized over the lesser of the estimated useful lives or over the term of the leases. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statements of income. Depreciation expense was $135,000, $157,000 and $221,000 for the years ended November 30, 2004, 2003, and 2002.

Long-Lived Assets – Long-lived assets and identifiable intangibles, including goodwill and the non-compete agreement, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset’s fair value.

Goodwill and Non-Compete Agreement – Goodwill and the non-compete agreement relate to the acquisition of Western Pipe Supply (WPS) in 1999.  Goodwill in accordance with FASB No. 142 is no longer amortized beginning in fiscal 2002.  The Company tests goodwill for impairment annually or on an interim basis if an event or circumstance occurs between the annual tests that may indicate impairment of goodwill.  The non-compete agreement is being amortized over a 10-year period using the straight-line method. Amortization expense was $15,000, $15,000 and $15,000 for the years ended November 30, 2004, 2003, and 2002.

Revenue Recognition – The Company recognizes revenue at the time goods are shipped to customers in the normal course of business.

Vendor Rebates – The Company records rebates received from vendors in accordance with EITF 02-16, “Accounting by a Customer (Including Reseller) for Certain Consideration Received from a Vendor,” which requires rebates to be recorded when earned provided the amounts are probable and reasonably estimable.  During fiscal 2003 vendor rebates were primarily recorded when received by the Company.

Income Taxes – Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Income tax expense equals the tax payable for the period plus the net change during the period in deferred tax assets and liabilities.

Advertising Costs – The Company recognizes advertising expense when incurred. Advertising expense was approximately $4,000, $31,000 and $6,700 for the years ended November 30, 2004, 2003, and 2002.

Net Income Per Common Share – Basic net income per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of an entity.

For the year ended November 30, 2004, 20,722 shares were included in dilutive shares outstanding which related to employee stock options to purchase 750,000 shares of the Company’s common stock at $.50 per share (granted on January 9, 2004).  For the year ended November 30, 2003 there were no dilutive shares.  For the year ended November 30, 2002, 62,000 shares were included in dilutive shares outstanding which related to employee stock options to purchase 750,000 shares of the Company’s common stock at $.20 per share.  Employee stock options to purchase 460,000 and 600,000 shares of the Company’s common stock at $.30 and $.25 per share were not included in dilutive shares outstanding for the year ended November 30, 2002 as their exercise price exceeded the average market price of the Company’s common stock during the period.

Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock Option Plans – The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company’s stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for quarter ended February 29, 2004.  No options were granted in 2003 and 2002.  On January 9, 2004 stock options to purchase 750,000 shares of the Company stock at $.50 per share were issued to senior management.

2004

Dividend yield	0%
Volatility	75.5%
Risk free interest rate	2.08%
Expected life	2 years

Under the accounting provisions of SFAS No. 123, the Company’s net income per share would have been adjusted to the following pro forma amounts for the years ended November 30.

	2004	2003	2002

Net income – as reported	$ 809,000	$ 720,000	$ 696,000
Effect of employee stock-based compensation included in reported income	-	-	-
Effect of employee stock-based compensation per SFAS 123, net of tax	(64,000)	-	-
Net income applicable to common stock – pro forma	$ 745,000	$ 720,000	$ 696,000

Basic and diluted:
Income per share – as reported	.09	.07	.07
Per share effect of employee stock-based compensation included in reported net income	-	-	-
Per share effect of employee stock-based compensation per SFAS 123	(.01)	-	-
Income per share applicable to common stock – pro forma	.08	.07	.07

Comprehensive Income – Comprehensive income is comprised of net income and all changes to the consolidated statement of stockholders’ equity, except those changes made due to investments by stockholders, changes in paid-in-capital and distributions to stockholders. There is no difference between net income and comprehensive income for the years ended November 30, 2004, 2003, and 2002.

Fourth Quarter Adjustments – The Company recorded in the fourth quarter of the years ended November 30, 2004, 2003 and 2002, adjustments to properly accrue for management bonuses resulting in a decrease to net income of $4,000, 59,000 and $21,000 respectively.

Recent Accounting Pronouncements

FAS 123R Disclosure

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

F-11

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning September 1, 2005. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

FAS 151 Disclosure

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

FAS 153 Disclosure

The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

2.

NOTE PAYABLE AND LONG-TERM DEBT:

On April 13, 2004 the Company entered into a contract with a construction management company to design and build a new corporate and warehouse facility.  The new structure will be built on 8.27 acres of land located in the north-central part of metropolitan Denver.  The facility consists of 45,000 square feet of offices and warehouse space.  The estimated cost, including land is approximately $4,100,000 (including interest and financing costs).  The Company has secured financing on the proposed building and site through Wells Fargo Bank based upon a completed appraisal of $3,800,000.  The terms of the permanent loan will be:  maximum 80% loan to value, 15 year fixed principal-plus-interest amortization and a 6.6% interest rate for the life of the loan.  As of November 30, 2004, the outstanding balance on the construction loan was $319,000.

The company purchased the land on September 3, 2004 for $855,000 plus financing and closing costs of approximately $13,000 which amount was drawn from the existing line-of-credit with Wells Fargo Bank.

When the building is completed, the Company will allow its current lease on the Forest Street location in Denver to expire on February 28, 2005 and move into the new facility on or before that date.  It is not expected that the additional monthly loan payments for the facility (beginning at $34,000 a month, which includes a $17,000 principal payment plus interest on the remaining loan balance compared to $12,000 currently paid on leased property on Forest Street, Denver) will have a material negative effect on the ability of the Company to meet its normal working capital needs.  The Company plans on closing one of its branch operations, which is located within close proximity to the new facility which management believes will save the company approximately $20,000 monthly in overhead costs.

Line-of-Credit Agreement – CPS and its subsidiary have a line-of-credit agreement with a bank, which expires on July 1, 2006.  The available loan amount is the lesser of $5,750,000 or the computed borrowing base, as defined by the terms of the agreement. The line-of-credit provides for interest at the bank’s prime rate (4.50% at November 30, 2004).  The agreement is collateralized by principally all of the Company’s business assets including accounts receivable, inventories and property and equipment, excluding owned real estate. Additionally, the bank has the right of set-off under this agreement. The agreement is also guaranteed by HIA.

The agreement contains several covenants, which, among other things, require that the Company maintain certain financial ratios, minimum net worth and debt service coverage ratio as defined in the line-of-credit agreement. In addition, the agreement limits the payment of dividends, the purchase of property and equipment, and officer and stockholder compensation. As of November 30, 2004, the Company was in compliance with these covenants.

As of November 30, 2004 and 2003, $1,717,000 and $1,288,000 were outstanding under this line-of-credit agreement.

3.

LONG-TERM DEBT:

Long-term debt consisted of the following:

	November 30,
	2004	2003

Subordinate note dated May 24, 1999; monthly principal and interest payments of $14,282 through June 2009, including interest at 8% per annum. Collateralized by common shares of WPS.	$ 646,000	$ 761,000

Promissory note dated May 24, 1999; monthly principal and interest payments of approximately $16,666 through May 2004, including interest at 8.125% per annum. Collateralized by substantially all of the Company’s business assets including accounts receivable, inventories and property and equipment, excluding owned real estate.	--	100,000

Total long-term debt	646,000	861,000

Less current maturities	(124,000)	(215,000)

Long-term debt, less current maturities	$ 522,000	$ 646,000

Aggregate maturities of long-term debt at November 30, 2004 are as follows:

2005	$ 124,000
2006	134,000
2007	146,000
2008	158,000
2009	84,000
Thereafter	0

$ 646,000

4.

COMMITMENTS:

Operating Leases – The Company leases its main warehouse under a non-cancelable operating lease requiring monthly payments through February 2005.  On or before March 1, 2005 the Company will be moving in to new headquarters located in Westminster, Colorado.  The Company has purchased the land and construction is to be completed no later than February 20, 2005.  The land and building will be owned by the Company and financed under a 15 year fixed interest note payable to Wells Fargo bank (Note 2)

The Company also leases vehicles, equipment and other warehouse space under non-cancelable operating leases.

Total lease expense was approximately $1,302,000, $1,171,000 and $1,141,000 for fiscal 2004, 2003, and 2002.

As of November 30, 2004 future annual minimum lease payments under non-cancelable operating leases are as follows:

Years Ending November 30,

2005	$ 939,000
2006	687,000
2007	536,000
2008	355,000
2009	168,000

$ 2,685,000

Employment Agreements – The Company has entered into employment agreements that extend to July 28, 2011 with three officers. The employment agreements set forth annual compensation to its officers of $239,000 each. Compensation is adjusted annually based on the cost of living index plus eight percent per annum base increase; plus a nine and one-half percent bonus of net pretax income exclusive of the 401(k)/profit-sharing contribution.

5.

TAXES ON INCOME:

The provision for taxes on income for the years ended November 30, 2004, 2003, and 2002 consist of the following:

	2004	2003	2002

Current:
Federal	$ 476,000	$ 381,000	$ 414,000
State	59,000	48,000	44,000
	535,000	429,000	458,000

Deferred (benefit):	(26,000)	23,000	(36,000)

	$ 509,000	$ 452,000	$ 422,000

A reconciliation of taxes on income at the federally statutory rate to the effective tax rate is shown below:

	2004	2003	2002

Income taxes computed at the federal statutory rate	$ 448,000	$ 398,000	$ 381,000
State income taxes, net of federal benefit	41,000	38,000	36,000
Permanent differences	20,000	16,000	5,000

Taxes on income	$ 509,000	$ 452,000	$ 422,000

Temporary differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax assets at November 30, 2004 and 2003 relate to the following:

	2004		2003
	Current	Long-Term	Current	Long-Term

Inventories	$ 115,000	$ -	$ 98,000	$ -
Allowance for bad debt	63,000	-	40,000	-
Property and equipment	-	21,000	-	34,000
Intangible assets	-	25,000	-	26,000
Other	-	2,000	-	2,000

Net deferred tax asset	$ 178,000	$ 48,000	$ 138,000	$ 62,000

Current and long-term net deferred tax assets are classified in other current assets and other assets, respectively, in the accompanying consolidated balance sheets. The Company has recorded no valuation allowance to offset the net deferred tax assets because management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

6.

STOCKHOLDERS’ EQUITY:

Treasury Stock and Common Stock Options – On January 1, 2001, the Board of Directors granted to the officers of the Company options to purchase 750,000 shares of treasury stock at $.20 per share through December 31, 2003.  On July 1, 2001, the Board of Directors granted key employees of the Company options to purchase 460,000 shares of treasury stock at $.30 per share with 153,333 shares expiring on December 31, 2001 and the remaining 306,667 shares expiring on December 31, 2002.  The exercise price of these grants was equal to the market price of the common stock at the date of grant. No options were granted during 2002 and 2003.  On January 9, 2004, stock options to purchase 750,000 shares of Common stock at $.50 per share were granted to senior management.

During fiscal 2003 and 2002, the Company issued 750,000 shares and 50,000 shares from treasury to its officers for cash proceeds of $150,000 and $15,000 in conjunction with the officer’s exercise of their options to purchase the treasury stock of the Company.  Additionally, in fiscal 2003 and 2002, the Company also issued 124,000 and 105,000 shares from treasury to its employees for cash proceeds of $37,200 and $31,500, respectively, in conjunction with the exercises of their options to purchase the treasury stock of the Company.

On September 15, 2003, the Company sent a tender offer to all its stockholders which offered to re-purchase up to 1 million shares of HIA, Inc. common stock, for $.50 per share.  The expiration date of the offer was October 31, 2003.  On October 16, 2003 the Company sent a letter to all its stockholders amending the original offer to re-purchase 1 million shares of its common stock to 1.5 million shares of its common stock (an increase of 500,000 shares) at the same purchase price and the same expiration date.  The Company paid a total of $735,000 (including $20,000 of legal and transfer fees) for 1,430,390 shares of common stock at an average price of $.51 per share.

During fiscal 2004, the Company purchased from non-affiliates a total of 29,875 shares of its common stock at an average price of $.56 per share.

During fiscal 2003, the Company purchased from non-affiliates a total of 1,825 shares of its common stock at an average price of $.33 per share.  The Company acquired from non-affiliated stockholders 420,000 shares of its common stock at an average price of $.56 per share during fiscal 2002.

The following table summarizes information on stock option activity:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share

Outstanding at December 1, 2001	1,210,000	$ .20 - .30	$ .23
Granted	-	-	-
Exercised	(155,000)	.30	.30
Expired	(10,000)	-	-

Outstanding at November 30, 2002	1,045,000	.20 - .30	.23
Granted	-	-	-
Exercised	(874,000)	.20 - .30	.22
Expired	(171,000)	-	-

Outstanding at November 30, 2003	-	-	-
Granted	750,000.50		.50
Exercised	-	-	-
Expired	-	-	-

Outstanding at November 30, 2004	750,000	$ .50	$ .50

The weighted average fair value of options granted during the years ended November 30, 2004 and 2002 was $.50 and $.23 respectively.  The exercise price of all the options granted in 2004 and 2002 either exceeded or equaled the market price of the stock on grant date.

7.

EMPLOYEE BENEFITS:

Profit Sharing Plan – The Company maintains a participant noncontributory profit-sharing plan (the “Plan”) for the benefit of all full-time employees of the Company who are at least 18 years of age. Interests are fully vested upon eligibility. The Plan is funded by the Company’s contribution determined annually by the Board of Directors. Contributions to the Plan were $124,000, $97,000 and $103,000 for the years ended November 30, 2004, 2003, and 2002.

401(k) Plan – The Company has adopted a Section 401(k) profit sharing plan, which is available for employees who are at least 18 years of age and who have completed one year of service with the Company. Participants in the plan may contribute up to $13,000 of their compensation, subject to certain limitations.  Under the plan, the Company may make discretionary contributions to be determined on a year-to-year basis and may make discretionary matching contributions. Company matching contributions fully vest in the first year. For the years ended November 30, 2004, 2003, and 2002, the Company contributed $50,000 and $38,000 and $35,000.

8.

SIGNIFICANT SUPPLIERS:

During fiscal years ended 2004, 2003 and 2002, the Company purchased approximately 20%, 22% and 17% of its products from one manufacturer.  The products purchased can be obtained from other competing manufacturers but not as a consolidated product group.

9.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest were $172,000, $172,000 and $232,000 for the years ended November 30, 2004, 2003, and 2002.  Cash payments for income taxes were $618,000, $559,000 and $392,000, for the years ended November 30, 2004, 2003, and 2002.