Form 10-Q
period 2005-02-28
HIA INC
filed 2005-04-14
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                   WASHINGTON, DC  20549

                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
	            of the Securities Exchange Act of 1934

	         For Quarterly Period Ended February 28, 2005

	              Commission File Number 0-9599

                      	         HIA, INC.

	      (Exact name of Registrant as specified in its charter)

New York                                              16-1028783
State or other jurisdiction of                        I.R.S. Employer
incorporation or organization                         Identification Number

	                     1105 W. 122nd Avenue
	                Westminster, Colorado  80234
  	      (Address of principal executive offices, zip code)

	                      (303) 394-6040
	     (Registrant's telephone number, including area code)

____________________________________________________________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,296,975 shares of the Registrant's $.01 par value common stock were outstanding at February 28, 2005.





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

Item 1.  Consolidated Financial Statements

	Consolidated Balance Sheets as of February 28, 2005
	and November 30, 2004 . . .. . . . . . . . . . . . . . . . . . . . 4

	Consolidated Statements of Operations for the three months
	ended February 28, 2005 and February 29, 2004. . . . . . . . . . . 6

	Consolidated Statements of Cash Flows for the three months
	ended February 28, 2005 and February 29, 2004. . . . . . . . . . . 7

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






                           HIA, INC. AND SUBSIDIARY

	                 CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2004 is based upon an audited balance sheet. All other information is unaudited.)

                                              February 28,        November 30,
                                                 2005                2004
ASSETS                                        ------------        ------------

Current Assets:
Cash					      $     3,000	$	2,000
Accounts receivable, net of allowance for
  doubtful accounts of $189,000 and $170,000	3,904,000	    3,599,000
Inventories					6,333,000	    4,281,000
Other current assets				  339,000	      284,000
                                               ----------           ---------
Total current assets			       10,579,000	    8,166,000

Property and equipment, at cost:
  Land						  869,000	      869,000
  Construction in Progress			2,261,000	      341,000
  Leasehold Improvements			  415,000	      390,000
  Equipment					1,127,000	    1,054,000
                                                ---------           ---------
						4,672,000 	    2,654,000

Less accumulated depreciation			1,299,000	    1,282,000
                                                ---------           ---------
Net property and equipment			3,373,000	    1,372,000

Other assets					  492,000	      199,000
Goodwill, net of amortization			1,151,000	    1,151,000
  of $383,000 and $383,000
Non-compete agreement, net of amortization
  of $86,000 and $82,000			   64,000	       68,000
                                              -----------         -----------
TOTAL ASSETS                                  $15,659,000 	  $10,956,000
                                              ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.














                           HIA, INC. AND SUBSIDIARY

	              CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 2004 is based upon an audited balance sheet. All other information is unaudited).
				              February 28,	  November 30,
LIABILITIES					2005		      2004
Current Liabilities:                          -----------         -----------
  Note payable to bank			       $3,442,000	   $1,717,000
  Construction Loan				2,222,000	      319,000
  Current maturities of long-term obligations	  124,000	      124,000
  Accounts payable				3,320,000	      812,000
  Checks written in excess of deposits		  154,000	      223,000
  Accrued expenses and other current liabilities  468,000	    1,308,000
                                                ---------           ---------
Total current liabilities			9,730,000	    4,503,000
                                                ---------           ---------
Long-term Obligations:
  Notes payable, less current maturities	  492,000	      522,000
                                                ---------           ---------
Total long-term obligations			  492,000	      522,000
                                                 --------           ---------

TOTAL LIABILITIES			       10,222,000	    5,025,000
                                               ----------           ---------
COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196; outstanding 9,296,975
  and 9,273,435					  131,000  	      131,000
Additional paid-in capital		        3,109,000	    3,109,000
Retained earnings			        3,550,000	    4,056,000
                                                ---------           ---------
						6,790,000	    7,296,000
Less treasury stock: 3,811,221 and
3,834,761 shares at cost		       (1,353,000)	   (1,365,000)
                                               -----------         -----------
Total stockholders' equity			5,437,000	    5,931,000
                                               -----------          ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			      $15,659,000	  $10,956,000
                                              ===========         ============

The accompanying notes are an integral part of the consolidated financial statements.










                           HIA, INC. AND SUBSIDIARY

	            CONSOLIDATED STATEMENTS OF OPERATIONS
	                      (unaudited)

			             For the Three Months Ended
				Feb 28, 2005           Feb 29, 2004
                                ------------           ------------

Net sales			 $5,113,000	     	$3,563,000
Cost of sales		          3,570,000  	         2,298,000
                                 ----------             ----------
Gross profit			  1,543,000	         1,265,000

Selling, general
 and administrative
 expenses			  2,371,000	         2,088,000
                                  ---------              ---------
Operating loss		           (828,000)	          (823,000)

Other income (expense):
  Interest income	             20,000		    21,000
  Interest expense		    (41,000) 	           (32,000)
  Misc. income			     24,000		     8,000
                                   ---------              ---------
Total other expense		      3,000		    (3,000)
                                   ---------              ---------
Loss before income taxes	   (825,000)	 	  (826,000)
                                   ---------              ---------
Tax benefit		            319,000		   303,000
                                   ---------              ---------
NET LOSS			  ($506,000)		 ($523,000)
                                  ==========             ==========
Basic and diluted loss
   per share			   ($  .05)	          ($  .06)
                                  ==========             ==========
Weighted average common
   shares outstanding
	Basic			   9,283,657	     	  9,309,164
	Dilutive		   9,283,657		  9,309,164


The accompanying notes are an integral part of the consolidated financial statements.

	                   HIA, INC. AND SUBSIDIARY
	            CONSOLIDATED STATEMENTS OF CASH FLOWS
	                       (unaudited)

                                               For the Three Months Ended
			                  February 28, 2005  February 29, 2004
Increase (decrease) in cash               -----------------  -----------------

OPERATING ACTIVITIES:
Net loss                                        ($506,000)	    ($523,000)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                  21,000	       31,000
    Deferred income taxes			 (319,000)	     (301,000)
    Inventory Reserve			            1,000              12,000

  Changes in current assets and
    current liabilities:
    Accounts receivable 		         (305,000)	    1,031,000
    Inventories			               (2,053,000)	   (1,541,000)
    Other current assets		          (55,000)             (3,000)
    Accounts payable	 	                2,508,000	    1,337,000
    Accrued expenses and other current
	liabilities                              (840,000)	     (627,000)
    Decrease (increase) in other assets		   26,000	       - 0 -
NET CASH USED IN                               -----------          ----------
  OPERATING ACTIVITIES			       (1,522,000)	     (584,000)
                                               -----------          ----------
INVESTING ACTIVITIES:
  (Purchases) Disposals of property and
	equipment			       (2,018,000)            (26,000)
  NET CASH USED IN                             -----------          ----------
  INVESTING ACTIVITIES  		       (2,018,000)	      (26,000)
                                               -----------          ----------
FINANCING ACTIVITIES:
  Proceeds from note payable to bank 	        2,718,000	    2,078,000
  Payments on borrowings on note payable
	to bank					 (993,000) 	   (1,304,000)
  Proceeds from construction loan		1,903,000	       - 0 -
  Repayments of debt				  (30,000)	      (74,000)
  Increase in checks written in excess of
	deposits				  (69,000)            (81,000)
  Purchase of treasury stock		           (1,000)	       (7,000)
  Sale of treasury stock			   13,000               - 0 -
  NET CASH PROVIDED BY                         -----------         -----------
    FINANCING ACTIVITIES		        3,541,000	      612,000
                                               -----------         -----------
NET DECREASE IN CASH				    1,000		2,000

CASH, BEGINNING OF PERIOD			    2,000	        1,000
                                               -----------         -----------
CASH, END OF PERIOD			       $    3,000 	    $   3,000
                                               ===========         ===========
The accompanying notes are an integral part of the consolidated financial statements


                           HIA, INC. AND SUBSIDIARY

	            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  Basis for Presentation
    ----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended February 28, 2005 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2005. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2004 filed with the Securities and Exchange Commission on February 28, 2005.

B.  Net Loss Per Common Share
    -------------------------

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (9,283,657 and 9,309,164 for 2005 and 2004). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the periods ended February 28, 2005 and February 29, 2004, total stock options in the amount of 725,000 and 750,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.


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

During fiscal 2004, the Company purchased 29,875 shares of common stock from non-affiliated stockholders for $.50 per share, a total purchase price of $14,938.




During the first quarter of fiscal 2005, the Company purchased 1,460 shares of common stock from non-affiliated stockholders for $.51 per share, a total purchase price of $750. In addition, the Company issued 25,000 shares of common stock (total price of $12,500) to a key manager as part of the stock options issued on January 8, 2004.

Stock Option Plans - The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and the related
interpretations in accounting for all stock option plans.   During the 1st
quarter of 2005 there were no stock options granted to employees under the plan.

Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

D.  Supplemental Disclosure of Cash Flow Information
    ------------------------------------------------

Cash payments for interest were $41,000 and $32,000 for the three months ended February 28, 2005 and February 29, 2004. There were no cash payments for income taxes for the three months ended February 28, 2005 and February 29, 2004.


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operation

Liquidity and Capital Resources
-------------------------------

The net cash used in operating activities increased by $938,000 for the three months ended February 28, 2005 as compared to the same period last year primarily due to an increase in accounts receivable of $1,336,000, an increase in inventories of $512,000 and an increase in accounts payable of $1,171,000. The increase in accounts receivables of $1,336,000 was primarily attributable to the increase in net sales of $1,550,000 for the first fiscal quarter of 2005 as compared to the first fiscal quarter of 2004. The increase of $512,000 in inventories was primarily attributable to additional early order purchases of inventory from key manufacturers in order to meet incentive quotas and material price increases ranging between 5-10%. The increase in accounts payables of $1,171,000 was primarily due to the increase in inventory of $512,000 and additional dating terms from vendors on early order purchases that were not taken or available in the prior year.

The net cash used in investing activities increased $1,992,000 for the three months ended February 28, 2005 as compared to February 29, 2004. The increase was primarily as a result of the draws related to construction in progress on the Company's new headquarters located in Westminster, Colorado.

The net cash provided by financing activities increased as compared to same period last year by $2,929,000 primarily as a result of the increase in net borrowings from the bank of $951,000 and the proceeds from the construction loan of $1,903,000 on the building being constructed. The increase in net borrowings from the bank was primarily due to the land (Westminster, CO) purchase in September 2004 of $857,000.

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

During fiscal 2004, the Company purchased 29,875 shares of common stock from non-affiliated stockholders for $.50 per share, a total purchase price of $14,938.

During the first quarter of fiscal 2005, the Company purchased 1,460 shares of common stock from non-affiliated stockholders for $.51 per share, a total purchase price of $750. In addition the Company issued 25,000 shares of common stock (total price of $12,500) to a key manager as part of the stock options issued on January 8, 2004.

The following is a summary of working capital and current ratio for the periods presented:

		         February 28, 2005		November 30, 2004
                         -----------------              -----------------
  Working Capital	     $849,000		            $3,663,000
  Current Ratio		     1.09 to 1			     1.81 to 1

The Company's working capital decreased by $2,814,000 during the three months ended February 28, 2005 as compared to November 30, 2004 primarily as a result of the increase in net borrowings to bank of $1,725,000, the increase in the construction loan of $1,903,000 and the increase in accounts payable of $2,508,000 offset in part by the decrease in accrued expenses of $840,000 and the increase in inventories of $2,053,000.


As of February 28, 2005, the Company and its subsidiary have an available line-of-credit of $5,750,000 of which $2,308,000 is unused. On June 30, 2004, the Company executed a new loan agreement under primarily the same terms and conditions which extended the borrowing commitment to July 1, 2006. The new agreement included a provision for a term commitment on the new building, not to exceed $2,800,000. On September 3, 2004, the Company executed a new credit agreement with Wells Fargo Bank which specifically delineated terms and conditions of construction and permanent financing on the new facility.
The Company anticipates closing the permanent loan on or before May 1, 2005.

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

Management believes that the present working capital is adequate to conduct its present operations. On April 13, 2004 the Company entered into a contract with a construction management company to design and build its new corporate and warehouse facility. The new structure is built on 8.27 acres of land located in the north-central part of metropolitan Denver. The facility consists of 45,000 square feet of offices and warehouse space. The estimated cost, including land is approximately $4,200,000 (including interest and financing costs). The Company has secured financing on the proposed building and site through Wells Fargo Bank based upon a completed appraisal of $3,800,000. The terms of the permanent loan will be: maximum 80% loan to value, 15 year fixed principal-plus-interest amortization and a 6.6% interest rate for the life of the loan. The down payment and construction loan is carried by Wells Fargo at prime interest rate less 1/2%.

The company purchased the land on September 3, 2004 for $855,000 plus financing and closing costs of approximately $24,000. Of the total purchase price, approximately $817,000 was drawn from the existing line-of-credit with Wells Fargo Bank and the balance was applied to the construction loan.

The Company cancelled its lease on the Forest Street facility effective February 28, 2005. The Company began moving into the new facility beginning February 2, 2005. It is not expected that the additional monthly loan payments for the facility ($17,000 principal plus interest on the remaining loan balance; $17,000 the first month for interest; less the $12,000 currently paid on leased property on Forest Street, Denver) will have a material negative effect on the ability of the Company to meet its normal working capital needs. The Company has closed two of its branch operations, which were located within close proximity to the new facility saving the company approximately $20,000 monthly in overhead costs.


Income Taxes
------------

As of February 28, 2005, the Company has recorded a current net deferred tax asset totaling $178,000 and has recorded a noncurrent net deferred tax asset totaling $367,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.

Results of Operations
---------------------

Three Months Ended February 28, 2005 Compared to Three Months Ended February 29, 2004.

Net sales increased $1,550,000 for the three months ended February 28, 2005 as compared to February 29, 2004. This was primarily due to the increased sales to customers based on existing dating incentive programs and a couple of unusually large commercial jobs shipped in the 1st fiscal quarter of 2005.

Cost of Sales increased by $1,272,000 for the three months ended
February 28, 2005 as compared to February 29, 2004. This was in relationship to the increase in sales.

Gross profit for the three months ended February 28, 2005 as compared to February 29, 2004 increased by $278,000. However, gross profit as a percentage of sales for the three months ended February 28, 2005 was 30.20% as compared to 35.50% during the three months ended February 29, 2004 (a decrease of 5.30%). This was primarily due to the increased sales during the 1st fiscal quarter of 2005 (as described above) which were sold to customers at significantly reduced margins.

Selling, general and administrative expenses increased by $283,000 during the three months ended February 28, 2005 as compared to the three months ended February 29, 2004 primarily due to the increase of payroll and commission expenses for the 1st fiscal quarter of 2005 as compared to the same quarter of fiscal 2004.

Other expenses decreased $6,000 during the three months ended
February 28, 2005 as compared to the three months ended February 29, 2004.

Net loss decreased $17,000 during the three months ended February 28, 2005 as compared to the three months ended February 29, 2004 primarily due to the increase in gross profit of $278,000 and the increase in the income tax benefit of $16,000 (derived from the tax rate applied to the operating loss) offset by the increase in selling, general and administrative of $283,000.

The operating results for the 3 months ended February 28, 2005 as compared to the 3 months ended February 29, 2004 were substantially similar in almost all regards with the exception of the decrease of gross profit of 5.3%. The current market conditions under which the company operates has remained substantially unchanged and water restrictions are expected to continue in 2005 similar to conditions experienced in 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate equal to Wells Fargo's existing bank prime rate (5% as of February 28, 2005). A 10% increase in short-term interest rates on the note payable to bank of $3,442,000 would increase the Company's yearly interest expense by approximately $17,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.


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


					__________/s/______________________

					President & Chief Financial Officer

_____________________________________________________________________________

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


Date: __April 13, 2005__			________/s/__________________
						Alan C. Bergold, President
						and Treasurer and Director











                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    HIA, INC.




Date:_____April 13, 2005___________                  _____/s/______________
                                                     Alan C. Bergold
                                                     President &
						     Chief Financial Officer