Form 10-Q
period 2005-03-31
HIA INC
filed 2005-07-13
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	             WASHINGTON, DC  20549

	                     FORM 10-Q

	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

	For Quarterly Period Ended May 31, 2005

	Commission File Number 0-9599

	HIA, INC.

	(Exact name of Registrant as specified in its charter)

 New York                                      16-1028783
 State or other jurisdiction of                I.R.S. Employer
 incorporation or organization                 Identification Number

	1105 W. 122nd Avenue
	Westminster, CO  80234
	(Address of principal executive offices, zip code)

	(303) 394-6040
	(Registrant's telephone number, including area code)

___________________________________________________________________________

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,296,975 shares of the Registrant's $.01 par value common stock were outstanding at May 31, 2005.









                                  HIA, INC.
	                            INDEX

Part I.  Financial Information

	Item 1.	Consolidated Financial Statements. . . . . . . . . . . . .3

	Item 2.	Management's Discussion and Analysis or Financial
		Condition and Results of Operations . . . . . . . . . . . 9

	Item 3.	Quantitative and Qualitative Disclosures about
         	Market Risk . . . . . . . . . . . . . . . . . . . . . . .12

	Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . .12


Part II.  Other Information

	Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . .  13

	Item 2.	Changes in Securities and Use of Proceeds. . . . . . . . 13

	Item 3.	Defaults upon Senior Securities . . . . . . . . . . . .. 13

	Item 4.	Submission of Matters to a Vote of Security Holders . .. 13

	Item 5.	Other Information . . . . . . . . . . . . . . . . . . .. 13

	Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .16























                                   Part  1.

Item 1.  Consolidated Financial Statements

	Consolidated Balance Sheets as of May 31, 2005
	and November 30, 2004. . . . . . . . . . . . . .  . . . . . .  .  4

	Consolidated Statements of Operations for the three and six months
	ended May 31, 2005 and 2004 . . . . . . . . . . . . . . . . . . . 6

	Consolidated Statements of Cash Flows for the six months
	ended May 31, 2005 and 2004 . . . .  . . . . . . . . . . . . . .  7

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








                           HIA, INC. AND SUBSIDIARY

	                 CONSOLIDATED BALANCE SHEETS


(Information as of November 30, 2004 is based upon an audited balance sheet. All other information is unaudited.)

						May 31,           November 30,
						 2005 		      2004
                                               ------------       ------------
ASSETS

Current Assets:
Cash				              $      5,000     $         2,000
Accounts receivable, net of allowance for
 doubtful accounts of $144,000 and $170,000      6,809,000	     3,599,000
Inventories				         6,378,000           4,281,000
Other current assets		                   306,000	       284,000
                                                ----------           ---------
Total current assets		                13,498,000	     8,166,000

Property and equipment, at cost:
  Land				                   868,000	       869,000
  Construction in Progress		            - 0 -	       341,000
  Leasehold improvements			   390,000             390,000
Building and improvements                        3,373,000               -0-
  Equipment		                         1,077,000	     1,054,000
                                                 ---------           ---------
						 5,708,000	     2,654,000
Less accumulated depreciation
     and amortization			  	 1,328,000	     1,282,000
                                                 ---------           ---------
Net property and equipment			 4,380,000	     1,372,000

Other assets					   171,000	       199,000
Goodwill, net of amortization		         1,151,000	     1,151,000
  of $383,000 and $383,000
Non-compete agreement, net of amortization
  of $90,000 and $82,000			    60,000	        68,000
                                                -----------        -----------
TOTAL ASSETS                                   $19,260,000	   $10,956,000
                                                ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.



                           HIA, INC. AND SUBSIDIARY

	              CONSOLIDATED BALANCE SHEETS (Continued)

(Information as of November 30, 2004 is based upon an audited balance sheet. All other information is unaudited).
						  May 31,       November 30,
LIABILITIES	 	                	   2005		    2004
Current Liabilities:                             ----------       ----------
 Note payable to bank			         $4,382,000	  $1,717,000
 Construction Loan				    - 0 - 	     319,000
 Current maturities of long-term obligations        329,000	     124,000
 Current Maturities of capital lease obligations     31,000	     - 0 -
 Accounts payable				  3,580,000	     812,000
 Checks written in excess of deposits	            646,000	     223,000
 Accrued expenses and other current liabilities	    852,000	   1,308,000
                                                  ---------        ---------
Total current liabilities		          9,820,000	   4,503,000

Long-term Obligations:
  Notes payable, less current maturities	  3,341,000	     522,000
                                                  ---------        ---------
Total long-term obligations			  3,341,000	     522,000
                                                 ----------        ---------
TOTAL LIABILITIES			         13,161,000	   5,025,000
                                                 ----------        ---------
COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196; outstanding 9,296,975
  and 9,273,435		                            131,000	     131,000
Additional paid-in capital		          3,109,000	   3,109,000
Retained earnings				  4,212,000	   4,056,000
                                                  ---------        ---------
						  7,452,000        7,296,000
Less treasury stock: 3,811,221 and
  3,834,761 shares at cost			 (1,353,000)      (1,365,000)
                                                  ----------       ----------
Total stockholders' equity			  6,099,000	   5,931,000
                                                  ----------       ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			        $19,260,000	 $10,956,000
                                                ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.





                           HIA, INC. AND SUBSIDIARY

	            CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

	        	       Six Months Ended          Three Months Ended
	 		     May 31,     May 31,         May 31,     May 31,
                              2005        2004             2005       2004
                             -------     -------         -------     -------

Net sales	          $16,320,000   $14,528,000   $11,207,000 $10,965,000
Cost of sales              11,124,000     9,437,000     7,554,000   7,139,000
                           ----------    ----------    ----------  ----------
Gross profit	            5,196,000     5,091,000     3,653,000   3,826,000

Selling, general
 & administrative
 expenses                  4,879,000      4,597,000     2,508,000   2,509,000
                           ---------      ---------     ---------   ---------
Operating income             317,000        494,000     1,145,000   1,317,000

Other income (expense):
  Interest income	      27,000         34,000         7,000     13,000
  Interest expense 	    (130,000)       (79,000)      (89,000)   (47,000)
  Misc. income (expense)      40,000         15,000        16,000      7,000
                             --------       --------      --------   -------
Total other expense          (63,000)       (30,000)      (66,000)   (27,000)
                             --------       --------      --------   --------

Income before income
   tax expense               254,000        464,000     1,079,000   1,290,000
Income tax expense           (98,000)      (170,000)     (417,000)   (473,000)
                             --------      ---------    ----------  ----------

NET INCOME                  $156,000       $294,000      $662,000    $817,000
	                     =======       ========       =======    ========

Net income per share
  Basic	                     $   .02	    $   .03       $   .07      $   .08
  Diluted	             $   .02	    $   .03       $   .07      $   .08
                             =======        =======       =======      =======
Weighted average common
   shares outstanding:
      Basic		   9,290,389	  9,315,123	9,325,350    9,325,350
      Dilutive	           9,290,389	  9,315,123     9,325,350    9,325,350

The accompanying notes are an integral part of the consolidated financial statements.



	                   HIA, INC. AND SUBSIDIARY
	            CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                 For the Six Months Ended
			                     May 31, 2005        May 31, 2004
                                             ------------        ------------

OPERATING ACTIVITIES:
Net Income                                      $156,000	   $294,000
Adjustments to reconcile net income
   to net cash used in operating activities:
      Depreciation and amortization               54,000	     66,000
      Deferred income taxes		           - 0 -              - 0 -
      Inventory reserve	                           7,000             29,000

      Changes in current assets and
         current liabilities:
   	Accounts receivable                   (3,210,000)        (2,242,000)
	Inventories			      (2,104,000)	 (2,459,000)
	Other current assets		           3,000             94,000
	Accounts payable		       2,768,000	  2,566,000
   	Accrued expenses and other current
            liabilities                         (456,000)	    (29,000)
	Other assets	                          11,000              - 0 -
                                              -----------        -----------
NET CASH USED
  IN OPERATING ACTIVITIES		      (2,771,000)	 (1,681,000)
                                              -----------        -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment 	      (2,958,000)	    (72,000)
  Notes Receivable Repayments                     17,000               -0-
  Notes Receivable Issued                        (25,000)              -0-
                                              -----------        -----------
NET CASH USED
  IN INVESTING ACTIVITIES                     (2,966,000)	    (72,000)
                                              -----------        -----------
FINANCING ACTIVITIES:
  Proceeds from note payable to bank	       5,780,000	  5,005,000
  Payments on borrowings on note payable
         to bank			      (3,115,000)	 (3,286,000)
  Proceeds from mortgage	               2,721,000            - 0 -
  Repayments on mortgage                         (17,000)
  Repayments of long-term debt	                 (61,000)	   (140,000)
  Payments on capital lease obligations	          (3,000)	    - 0 -
  Increase (decrease) in checks written in
        excess of deposits	                 423,000	    191,000
  Purchase of Treasury Stock		          - 0 -		    (13,000)
  Sale of treasury stock		          12,000            - 0 -
  NET CASH PROVIDED BY                         ---------          ---------
    FINANCING ACTIVITIES	               5,740,000          1,757,000
                                               ---------          ---------
NET INCREASE (DECREASE) IN CASH		           3,000	      4,000

CASH, BEGINNING OF PERIOD                          2,000	      1,000
                                               ---------          ---------
CASH, END OF PERIOD	                    $      5,000	  $   5,000
                                            ============          =========
SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING ACTIVITIES
  Property and Equipment financed with
   long-term debt                           $     96,000          $     -0-
                                            ____________          __________

The accompanying notes are an integral part of the consolidated financial statements.




                           HIA, INC. AND SUBSIDIARY

	             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.	Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended May 31, 2005 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2005. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2004 filed with the Securities and Exchange Commission on February 28, 2005.


B.	Net Income Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (9,290,389 and 9,315,123 for 2005 and 2004). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the periods ended May 31, 2005 and May 31, 2004, total stock options in the amount of 725,000 and 750,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.


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

During the first half of fiscal 2005, the Company purchased 1,460 shares of common stock from non-affiliated stockholders for $.51 per share, a total purchase price of $750. In addition, the Company issued 25,000 shares of common stock (total price of $12,500) to a key manager as part of the stock options issued on January 9, 2004.


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

D.	Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $130,000 and $79,000 for the six months ended May 31, 2005 and May 31, 2004. Cash payments for income taxes were $0 and $0 for the six months ended May 31, 2005 and May 31, 2004.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The net cash used in operating activities increased by $1,090,000 for the six months ended May 31, 2005 as compared the six months ended May 31, 2004 primarily due to the decrease in net income of $138,000, the increase in accounts receivable of $968,000, and the increase in accrued expenses and other current liabilities of $427,000 primarily offset by the decrease in inventories of $355,000 and the increase in accounts payable of $202,000.
The increase in accounts receivable of $968,000 was primarily attributable to the increase in net sales of $1,792,000 for the same period. The increase in accrued expenses and other current liabilities of $427,000 was primarily due to the $293,000 increase in accrued payroll and profit sharing contribution at the end of fiscal year 2004 as compared to the end of fiscal year 2003 which amount was paid in cash during the first half of fiscal
2005. The decrease in inventories of $355,000 was due to an increase in manufacturers lead times as a result of an increase in general demand nationwide for irrigation products. This caused the Company to institute just-in-time ordering for a significant number of its "fast moving" product lines. The increase in accounts payable of $202,000 is primarily due to the increase in the amount of inventories purchased on extended dating programs from manufacturers for the first half of fiscal 2005 as compared to the first half of fiscal 2004.

The net cash used in investing activities increased by $2,894,000. The increase was primarily as a result of the cost to complete the new warehouse and office facility in Westminster, Colorado completed on April 27, 2005.

The increase in net cash provided by financing activities of $3,983,000 was primarily due to the increase of $946,000 in net bank borrowings, the increase of $232,000 in checks written in excess of deposits, and the increase of $2,721,000 in proceeds from mortgages. The increase in net bank borrowings was primarily due to financing the increase in accounts receivables in the amount of $968,000. The increase in proceeds from the mortgage was used to offset substantially the cost of the completion of the Westminster, Colorado facility.

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



During the first half of fiscal 2005, the Company purchased 1,460 shares of common stock from non-affiliated stockholders for $.51 per share, a total purchase price of $750. In addition the Company issued 25,000 shares of common stock (total price of $12,500) to a key manager as part of the stock options issued on January 9, 2004.

The following is a summary of working capital and current ratio for the periods presented:

			  May 31, 2005             November 30, 2004
                          ------------             -----------------
  Working Capital	   $3,678,000		      $3,663,000
  Current Ratio   	    1.37 to 1		       1.81 to 1


The Company's working capital increased by $15,000 during the six months ended May 31, 2005 as compared to November 30, 2004. The decrease in current ratio changed from 1.81 to 1.37 (a change of .44) is a result of the proportional increase of approximately $5,000,000 in both current assets and current liabilities.

As of May 31, 2005, the Company and its subsidiary have an available line-of-credit of $5,750,000 of which $1,368,000 is unused. On June 30, 2004, the Company executed a new loan agreement under primarily the same terms and conditions which extended the borrowing commitment to July 1, 2006. The new agreement included a provision for a term commitment on the new building, not to exceed $3,040,000. On September 3, 2004, the Company executed a new credit agreement with Wells Fargo Bank which specifically delineated terms and conditions of construction and permanent financing on the new facility.

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

On April 13, 2004 the Company entered into a contract with a construction management company to design and build a new corporate and warehouse facility. The company purchased the land on September 3, 2004 for $855,000 plus financing and closing costs of $13,000. The new structure is built on 8.27 acres of land located in the north-central part of metropolitan Denver. The facility consists of 45,000 square feet of offices and warehouse space. The cost, including land is $4,241,000 and was completed in April of 2005 (the Company had a temporary certificate of occupancy which allowed them to occupy the premises beginning February 2, 2005). The Company has secured financing on the proposed building and site through Wells Fargo Bank based upon a completed appraisal of $3,800,000. The mortgage was closed on April 29, 2005 in the amount of $3,040,000. This amount is being amortized over 178 equal installments plus interest at a rate of 6.6% APR.

The Company cancelled its lease on the Forest Street facility effective February 28, 2005. The Company has closed two of its branch operations, which were located within close proximity to the new facility saving the company approximately $20,000 monthly in overhead costs.




Income Taxes

As of May 31, 2005, the Company has recorded a current net deferred tax asset totaling $178,000 and has recorded a noncurrent net deferred tax asset totaling $48,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.


Results of Operations

Three Months Ended May 31, 2005 Compared to Three Months Ended May 31, 2004.

Net sales for the three months ended May 31, 2005 were up $242,000 as compared to May 31, 2004 primarily due to the evolving economic recovery for the Rocky Mountain Region.

Cost of Sales were up $415,000 for the three months ended May 31, 2005 as compared to the three months ended May 31, 2004 primarily due to the decrease in gross profit as explained in the following paragraph. Approximately $160,000 was directly due to the increase in sales for the period.

Gross profit was 32.6% during the three months ended May 31, 2005 as compared to 34.9% during the three months ended May 31, 2004 a decrease of 2.3%. This is primarily due to competitive pricing pressures from other national distributors doing business in the Company's territories as it relates to large, well financed contractors. Also, competitive bidding particularly on large commercial jobs and a substantial increase over the prior year for "early order" extended dating programs for which the Company extends additional trade discounts.

Selling, general and administrative expenses decreased $1,000 for the three months ended May 31, 2005 as compared to the three months ended May 31, 2004.

Other expenses increased $39,000 for the three months ended May 31, 2005 as compared to the three months ended May 31, 2004 primarily as a result of the increase in interest expense of $42,000. The increase was primarily attributable to the increase on the prime interest rate and the higher average balance on the revolving line-of-credit.

Net income decreased $155,000 for the three months ended May 31, 2005 as compared to the three months ended May 31, 2004 primarily due to the decrease in gross profit of $173,000 and an increase in interest expense of $42,000 partially offset by and a decrease in income tax expense of $56,000.


Six Months Ended May 31, 2005 Compared to Six Months Ended May 31, 2004.

Net sales increased by $1,792,000 for the six months ended May 31, 2005 as compared to May 31, 2004 primarily (12%) due to the increased sales to customers based on extended dating incentive programs and an increase in sales of large commercial jobs.

Cost of Sales increased by $1,687,000 for the six months ended May 31, 2005 as compared to May 31, 2004 primarily due to the increase in sales which represented approximately $1,222,000 of the total increase in cost of sales. The remainder, $465,000 was primarily attributable to the decrease in gross profit.


Gross profit was 31.8% during the six months ended May 31, 2005 as compared to 35.0% during the six months ended May 31, 2004 a decrease of 3.2%. This is primarily due to competitive pricing pressures from other national distributors doing business in the Company's territories as it relates to large, well financed contractors. Also, competitive bidding particularly on large commercial jobs and a substantial increase over the prior year for "early order" extended dating programs for which the Company extends additional trade discounts.

Selling, general and administrative expenses increased by $282,000 during the six months ended May 31, 2005 as compared to May 31, 2004. This increase was primarily due to an increase of $198,000 of payroll and commission expenses.

Other expenses increased by $33,000 during the six months ended May 31, 2005 as compared to May 31, 2004 primarily due to the increase of interest expense. The increase was primarily attributable to the increase of $51,000 in interest expense attributable to the increase in the prime interest rate and the higher average balance on the revolving line-of-credit.

Net income decreased $138,000 for the six months ended May 31, 2005 as compared to the six months ended May 31, 2004 primarily due to the increase in gross profit of $105,000 and a decrease in income tax expense of $72,000 substantially offset by the increase in selling, general and administrative expenses of $282,000 and the increase in interest expense of $51,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate equal to Wells Fargo's existing bank prime rate (5.5% as of May 31, 2005). A 10% increase in short-term interest rates on the note payable to bank of $4,400,000 would increase the Company's yearly interest expense by approximately $24,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.


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



______________________________________________________________________________

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


  Date: ______________			________/s/__________________
					Alan C. Bergold, President and
						Treasurer and Director












                                 SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                               HIA, INC.





Date: _______________________________       _______/s/________________________
                                                   Alan C. Bergold
                                                   Chief Financial Officer &
                                                   President