Form 10-Q/A
period 2005-03-31
HIA INC
filed 2005-08-25
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                  WASHINGTON, DC  20549

                              FORM 10-Q/A


	                  Amendment No. One to
	        Quarterly Report Under Section 13 or 15(d)
	          of the Securities Exchange Act of 1934

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

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No___

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,296,975 shares of the Registrant's $.01 par value common stock were outstanding at May 31, 2005.



                           EXPLANATORY NOTE

This Amendment No. One amends Item 6 (Exhibits and Reports on Form 8-K) of Part II to the Quarterly Report on Form 10-Q of HIA, Inc. ("HIA") for the quarter ended May 31, 2005 (the "Original Report") to file certain contracts not previously filed by HIA with the Securities and Exchange Commission.

Except as described above, HIA has not modified orupdated disclosures presented in the Original Report. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events.
This Form 10-Q/A should be read in conjunction with the Original Report and the filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to any such filings.




                                Part II


Item    6.   	Exhibits and Reports on Form 8-K

        a.)	The following documents are filed as exhibits to this Form
                10-Q/A:

                Exhibit 10.1  	Shareholders Agreement dated May 18, 2005
                                among HIA,Inc., Carl J. Bentley, Alan C.
                                Bergold and Don Champlin

                Exhibit 10.2	Credit Agreement dated September 3, 2004
                                between C P S Distributors, Inc., Water
                                Systems, Inc., and Western Pipe Supply Co.,
                                Inc., as Borrowers, and Wells Fargo Bank,
                                National Association, as Lender

                Exhibit 10.3	First Amendment to Credit Agreement dated
                                March 2, 2005 by and between C P S
                                Distributors, Inc., Water Systems,Inc.,
                                and Western Pipe Supply Co., Inc., as
                                Borrowers, and Wells Fargo Bank, National
                                Association, as Lender

                Exhibit (31)  Rule 13a-14(a)/15d-14(a) Certifications


        b.)	Reports of Form 8-K

		NONE



                              SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     HIA, INC.



Date: ____________________       /s/ ALAN C. BERGOLD
                                 ALAN C. BERGOLD
                                 Chief Financial Officer &
                                 President




                              Exhibit 31


                             CERTIFICATION

I, Alan C. Bergold certify that:

1.	I have reviewed this report on Form 10-Q/A of HIA, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	[Intentionally omitted.]

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


  Date: ______________		/s/ALAN C. BERGOLD
				ALAN C. BERGOLD
                                President and Treasurer and Director