Form 10-Q
period 2005-08-31
HIA INC
filed 2005-10-17
CIK 318189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                   WASHINGTON, DC  20549

                                 FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
        	     of the Securities Exchange Act of 1934

	           For Quarterly Period Ended  August 31, 2005

	                 Commission File Number 0-9599

	                          HIA, INC.

	     (Exact name of Registrant as specified in its charter)

          New York                                       16-1028783
          State or other jurisdiction of                 I.R.S. Employer
          incorporation or organization                  Identification Number

	                     1105 W. 122nd Avneue
	                    Westminster, CO  80234
	       (Address of principal executive offices, zip code)

	                       (303) 394-6040
	      (Registrant's telephone number, including area code)

_____________________________________________________________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,296,975 shares of the Registrant's $.01 par value common stock were outstanding at August 31, 2005.



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

Item 1.  Consolidated Financial Statements

	Consolidated Balance Sheets as of August 31, 2005
	and November 30, 2004 . . . . . . . . . . . . . . . . . . . . . . . 4

	Consolidated Statements of Operations for the three and nine months
	ended August 31, 2005 and 2004 . . . . . . . . . . . . . . . . . .  6

	Consolidated Statements of Cash Flows for the nine months
	ended August 31, 2005 and 2004 . . . .  . . . . . . . . . . . . . . 7

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

						    August 31,    November 30,
						       2005           2004
ASSETS

Current Assets:
  Cash						    $    55,000	    $    2,000
  Accounts receivable, net of allowance for
       doubtful accounts of $190,000 and $170,000     6,937,000      3,599,000
  Inventories					      5,430,000      4,281,000
  Other current assets					331,000	       284,000
						     ----------      ---------
Total current assets				     12,753,000	     8,166,000
						     ----------      ---------

Property and equipment, at cost:
  Land							868,000	       869,000
  Construction in Progress				 - 0 -	       341,000
  Leasehold improvements				390,000	       390,000
  Buildings and improvements			      3,360,000		- 0 -
  Equipment					      1,136,000      1,054,000
						      ---------      ---------
						      5,754,000	     2,654,000
Less accumulated depreciation
     and amortization				    (1,381,000)    (1,282,000)
                                                      ---------      ---------
Net property and equipment			      4,373,000	     1,372,000

Other assets					        169,000        199,000
Goodwill, net of amortization			      1,151,000	     1,151,000
  of $383,000 and $383,000
Non-compete agreement, net of amortization
  of $94,000 and $82,000			         56,000	        68,000
						     ----------      ---------
TOTAL ASSETS                		            $18,502,000	   $10,956,000
						    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                           HIA, INC. AND SUBSIDIARY

(Information as of November 30, 2004 is based upon an audited balance sheet. All other information is unaudited).
						    August 31,	  November 30,
LIABILITIES					       2005	     2004
Current Liabilities:
  Note payable to bank				     $3,419,000	    $1,717,000
  Construction Loan				        - 0 -	       319,000
  Current maturities of long-term obligations		329,000	       124,000
  Current maturities of capital lease obligations	 31,000	        - 0 -
  Accounts payable				      2,830,000	       812,000
  Checks written in excess of deposits		        - 0 -  	       223,000
  Accrued expenses and other current liabilities      1,885,000	     1,308,000
						      ---------      ---------

Total current liabilities			      8,494,000	     4,503,000
 						      ---------      ---------
Long-term Obligations:
  Notes payable, less current maturities	      3,251,000	       522,000
						      ---------      ---------
Total long-term obligations			      3,251,000	       522,000
						      ---------      ---------
TOTAL LIABILITIES		  		     11,745,000	     5,025,000
						     ----------      ---------
COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock of $.01 par value;
  authorized 20,000,000 shares: issued
  13,108,196; outstanding 9,296,975
  and 9,273,435						131,000	       131,000
Additional paid in capital			      3,109,000      3,109,000
Retained earnings				      4,870,000	     4,056,000
						      ---------      ---------
						      8,110,000	     7,296,000
Less treasury stock: 3,811,221 and
  3,834,761 shares at cost			     (1,353,000)    (1,365,000)
						     ----------	    -----------
Total stockholders' equity			      6,757,000	     5,931,000
						     ----------	     ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY				    $18,502,000	   $10,956,000
						    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                           HIA, INC. AND SUBSIDIARY

	              CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

			    Nine Months Ended           Three Months Ended
	 	       Aug 31, 2005  Aug 31, 2004   Aug 31, 2005  Aug 31, 2004

Net sales	       $30,206,000    $26,849,000    $13,886,000  $12,321,000
Cost of sales           20,428,000     17,664,000      9,304,000    8,227,000
			----------    -----------    -----------  -----------
Gross profit	         9,778,000      9,185,000      4,582,000    4,094,000

Selling, general
 & administrative
 expenses                8,289,000      7,768,000      3,410,000    3,171,000
			----------     ----------     ----------   ----------

Operating income	 1,489,000      1,417,000      1,172,000      923,000

Other income (expense):
  Interest income	    41,000         64,000         14,000       30,000
  Interest expense 	  (256,000)      (128,000)      (126,000)     (49,000)
  Misc. income (expense)    52,000         26,000         12,000       11,000
			  ---------      ---------      ---------    ---------
Total other expense	  (163,000)       (38,000)      (100,000)      (8,000)
		       	  ---------      ---------      ---------    ---------

Income before income
   tax expense           1,326,000      1,379,000      1,072,000      915,000
Income tax  expense       (512,000)      (509,000)      (414,000)    (339,000)
			 ----------     ----------     ----------    ---------
NET INCOME	          $814,000       $870,000       $658,000     $576,000
			 =========       ========       ========     ========

Net income per share
  Basic	                  $   .09        $   .09        $   .06       $   .06
  Diluted	          $   .09        $   .09        $   .06       $   .06

Weighted average common
   shares outstanding:
      Basic	        9,292,600      9,320,834       9,296,975     9,332,680
      Dilutive	   	9,292,600      9,348,463       9,296,975     9,400,862

The accompanying notes are an integral part of the consolidated financial statements.


                           HIA, INC. AND SUBSIDIARY
	            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                   For the Nine Months Ended
					            Aug 31, 2005  Aug 31, 2004
OPERATING ACTIVITIES:
Net Income	                                       $814,000	     $870,000
Adjustments to reconcile net income
   to net cash used  in operating activities:
      Depreciation and amortization                     111,000	      105,000
      Inventory Reserve				         24,000	       27,000
      Changes in current assets and
         current liabilities:
   	Accounts receivable 		             (3,338,000)   (2,175,000)
 	Inventories				     (1,174,000)   (1,967,000)
   	Other current assets			        (22,000)      102,000
   	Accrued expenses and other current liabilities  577,000	      906,000
	Accounts payable			      2,018,000	      657,000
	Decrease (Increase) in other assets		 12,000	       - 0 -
NET CASH USED IN 				     ----------    -----------
  OPERATING ACTIVITIES				       (978,000)   (1,475,000)
						     ----------    -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment		     (3,004,000)     (156,000)
  Notes receivable repayments			     	 18,000	       - 0 -
  Notes receivable issued				(25,000)       - 0 -
NET CASH USED IN				     ----------    -----------
  INVESTING ACTIVITIES  		             (3,011,000)     (156,000)
						     ----------    -----------
FINANCING ACTIVITIES:
  Proceeds from note payable to bank	  	      8,942,000	    8,884,000
  Payments on borrowings on note payable to bank     (7,240,000)   (6,805,000)
  Proceeds from mortgage			      3,040,000	      - 0 -
  Payments from construction loan		       (319,000)      - 0 -
  Repayments on mortgage				(68,000)      - 0 -
  Repayments of long-term debt				(92,000)     (185,000)
  Repayments on capital lease obligations		(10,000)      - 0 -
  Decrease or (increase) in checks written
    in excess of deposits     			       (223,000)     (240,000)
  Purchase of treasury stock				 - 0 -        (17,000)
  Sale of treasury stock			         12,000	      - 0 -
 NET CASH PROVIDED BY                                 ---------      ---------
    FINANCING ACTIVITIES			      4,042,000      1,637,000
						      ---------      ---------
NET DECREASE IN CASH			                 53,000		 6,000

CASH, BEGINNING OF PERIOD				  2,000	         1,000
						     ----------      ---------
CASH, END OF PERIOD				     $   55,000	     $   7,000
						     ==========      =========


SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING ACTIVITIES
  Property and Equipment financed with
    long-term debt				     $   96,000	     $  - 0 -
						     ----------      ---------

The accompanying notes are an integral part of the consolidated financial statements.


                           HIA, INC. AND SUBSIDIARY

	           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.	Basis for Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended August 31, 2005 are not necessarily indicative of the results that may be obtained for the year ending November 30, 2005. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration's Form 10-K for the year ended November 30, 2004 filed with the Securities and Exchange Commission on February 28, 2005.


B.	Net Income Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period (9,292,600 and 9,296,975 for the nine months and three months ended August 31, 2005). Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated.

		          Nine Months Nine Months   Three Months Three Months
			     Ended	  Ended	         Ended	     Ended
			 Aug 31, 2005 Aug 31, 2004   Aug 31, 2005 Aug 31, 2004

Numerator:  Net Income 	      $814,000     $870,000	$658,000      $576,000
                               =======	    =======	 =======       =======
Denominator:
Denominator for basic earnings
per share - weighted average
shares			     9,292,600    9,320,834	9,296,975    9,332,680
Effect of dilutive securities
    Employee Stock Options       -           27,629         -	        68,182
                          ------------	 ----------	---------   ----------
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed
conversion                   9,292,600	  9,348,463	9,296,975    9,400,862
                             =========	 ==========	=========   ==========
Basic earnings (loss) per share   .09	       .09	     .07	 .06
			      ========	 ==========	=========    =========
Diluted earnings (loss) per share .09	       .09	     .07	 .06
			      =========	 ==========	=========    =========


C.	Stockholders' Equity

Purchase of Treasury Stock

On January 9, 2004, the Board of Directors granted common stock options to the officers of the Company and 3 senior managers to purchase a total of 750,000 shares of treasury stock at $.50 per share to expire December 31, 2005. As of August 31, 2005, 25,000 of the shares have been subscribed to by the officers or senior management. The options' exercise price was equal to or greater than the common stock market price at the date of grant.

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

D.	Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $256,000 and $128,000 for the nine months ended August 31, 2005 and August 31, 2004. Cash payments for income taxes were $274,000 and $170,000 for the nine months ended August 31, 2005 and August 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The net cash used in operating activities decreased by $497,000 for the nine months ended August 31, 2005 as compared the nine months ended August 31, 2004 primarily due to a decrease in net income of $56,000, an increase in accounts receivables of $1,163,000, a decrease in inventories of $795,000, an increase in accounts payable of $1,361,000 and a decrease in accrued expenses and other liabilities of $329,000.

The increase in receivables was primarily due to the increase in sales for the three months ended August 31, 2005 as compared to the same period in the prior year of $1,565,000. The decrease in inventories was primarily due to the closing of two branches during the early part of fiscal 2005 in conjunction with the move of our main headquarters from Denver to Westminster and improved overall inventory management. The increase in accounts payables was primarily due to the abnormal decrease in the prior year of $891,000 in accounts payable as compared to the same period in the previous year. The decrease in accrued expenses was primarily due to the abnormal increase in the prior year of $440,000 in accrued expenses as compared to the same period in the previous year.

The net cash used in investing activities increased by $2,855,000 primarily due to the construction and subsequent capitalization of the new headquarters located in Westminster, Colorado.

The net cash provided by financing activities increased by $2,405,000 primarily due to the decrease in net borrowings to the bank of $377,000 and the proceeds from the mortgage on the headquarters facility of $3,040,000 (less $319,000 previously financed at the end of fiscal 2004 from a construction loan on the same facility). The decrease in net borrowings to the bank was primarily attributable to the increase in accounts payable.

On January 9, 2004, the Board of Directors granted common stock options to the officers of the Company and 3 senior managers to purchase a total of 750,000 shares of treasury stock at $.50 per share to expire December 31, 2005. As of August 31, 2005, 25,000 of the shares have been subscribed to by the officers or senior management. The options' exercise price was equal to or greater than the common stock market price at the date of grant.

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

The following is a summary of working capital and current ratio for the periods presented:

			August 31, 2005		November 30, 2004
   Working Capital	  $4,259,000		   $3,663,000
   Current Ratio   	   1.50 to 1		     1.81 to 1

The Company's working capital increased by $596,000 during the nine months ended August 31, 2005 as compared to November 30, 2004 primarily as a result of the increase in net income of $814,000 for the nine months. Management believes that the present working capital is adequate to conduct its present operations.

As of August 31, 2005, the Company and its subsidiary have an available line-of-credit of $5,750,000 of which $2,331,000 is unused. On June 30, 2004, the Company executed a new loan agreement under primarily the same terms and conditions which extended the borrowing commitment to July 1, 2006. The new agreement included a provision for a term commitment on the new building, not to exceed $3,040,000. On September 3, 2004, the Company executed a new credit agreement with Wells Fargo Bank which specifically delineated terms and conditions of construction and permanent financing on the new facility.

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

The decrease of .31 in the current ratio as of August 31, 2005 as compared to November 30, 2004 is primarily attributable to the relative increase in accounts receivable of $3,338,000 and the increase in inventories of $1,172,000 as compared to the increase of notes payable to bank of $1,702,000 and the increase of $2,018,000 in accounts payable resulting in a net change of the current ratio of .31 for the nine month period.

Management believes that the present working capital is adequate to conduct its present operations.

On April 13, 2004 the Company entered into a contract with a construction management company to design and build a new corporate and warehouse facility. The company purchased the land on September 3, 2004 for $855,000, plus financing and closing costs of $13,000. The structure is built on 8.27 acres of land located in Westminster, Colorado. The facility consists of 45,000 square feet of offices and warehouse space. The cost, including land is $4,241,000 and was completed in April of 2005 (the Company had a temporary certificate of occupancy which allowed them to occupy the premises beginning February 2, 2005). The Company has secured financing on the proposed building and site through Wells Fargo Bank based upon a completed appraisal of $3,800,000. The mortgage was closed on April 29, 2005 in the amount of $3,040,000. This amount is being amortized over 178 equal installments plus interest at a rate of 6.6% APR.

The Company cancelled its lease on the Forest Street facility effective February 28, 2005. The Company has closed two of its branch operations, which were located within close proximity to the new facility saving the company approximately $20,000 monthly in overhead costs.

Income Taxes

As of August 31, 2005, the Company has recorded a current net deferred tax asset totaling $178,000 and has recorded a noncurrent net deferred tax asset totaling $48,000. Based upon the Company's recent history of taxable income and its projections for future earnings, management believes that it is more likely than not that sufficient taxable income will be generated in the near term to utilize the net deferred tax assets.




Results of Operations

Three Months Ended August 31, 2005 Compared to Three Months Ended August 31,
2004.

Net sales for the three months ended August 31, 2005 were up $1,565,000 or 12.7% as compared to the three months ended August 31, 2004 primarily due to the increase in prices on goods sold at an average annual rate of 8% and improving market activity.

Cost of Sales were up $1,077,000 for the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 primarily as a result of the relative increase in sales during the three months of fiscal 2005 as compared to the three months of fiscal 2004.

Gross profit was 33.0% during the three months ended August 31, 2005 as compared to 33.2% during the three months ended August 31, 2004.

Selling, general and administrative expenses increased $239,000 or 7.5% for the three months ended August 31, 2005 as compared to August 31, 2004 primarily due to the general increases in wages, utility/fuel costs, etc.

Other expenses increased by $92,000 for the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 primarily due to an increase in interest expense of $77,000.

Net income increased by $82,000 for the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 primarily due to the increase in gross profit of $488,000 offset substantially by the increase in income taxes of $75,000, the increase in selling, general and administrative of $239,000 and the increase in other expenses of $92,000.



Nine Months Ended August 31, 2005 Compared to Nine Months Ended August 31,
2004.

Net sales increased by $3,357,000 or 12.5% for the nine months ended August 31, 2005 as compared to August 31, 2004 primarily due to the increase in prices on goods sold at an average annual rate of 8% and improving market activity.

Cost of Sales increased by $2,764,000 for the nine months ended August 31, 2005 as compared to August 31, 2004 which was primarily due to the relative increase in sales increased in part by the decrease in gross profit percentage for the nine months of 1.8%.

Gross profit was 32.4% during the nine months ended August 31, 2005 as compared to 34.2% during the nine months ended August 31, 2004 an decrease of 1.8% primarily due to more competitive pricing on commercial business during the first two quarters of fiscal 2005.

Selling, general and administrative expenses increased by $521,000 during the nine months ended August 31, 2005 as compared to August 31, 2004 primarily due to the general increases in wages, utility/fuel costs, etc.

Other expenses increased by $125,000 during the nine months ended August 31, 2005 as compared to August 31, 2004 primarily due to an increase in interest expense of $128,000.

Net income decreased $56,000 for the nine months ended August 31, 2005 as compared to the nine months ended August 31, 2004 primarily due to the increase in gross profit of $593,000 substantially offset by the increase in selling, general and administrative expenses of $521,000, the increase in income tax of $3,000 and the increase in other expenses of $125,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's note payable to bank has a variable interest rate equal to Wells Fargo's exiting bank prime rate (6.00% as of August 31, 2005). A 10% increase in short-term interest rates on the note payable to bank of $3,419,000 would increase the Company's yearly interest expense by approximately $21,000, assuming borrowed amounts remain outstanding at current levels. The Company's management believes that fluctuation in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.

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


					__/s/_Alan C. Bergold_________
					Alan C. Bergold
					President & Chief Financial Officer



___________________________________________________________________________


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

3.	Based on my knowledge, the financial statements, and other financial
	information included in this report, fairly present in all material respects the financial condition, results of operations, changes in net assets, and cash flows (if the financial statements are required to include a statement of cash flows) of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for
	establishing and maintaining disclosure controls and procedures (as defined in rule 30a-2(c) under the Investment Company Act of 1940) for the registrant and have:

	(a)	designed such disclosure controls and procedures, to ensure
		that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure
		controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date");

	(c)	presented in this report our conclusions about the
		effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer(s) and I have disclosed,
	based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	(a) 	all significant deficiencies in the design or operation of
		internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b) 	any fraud, whether or not material, that involves management
		or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in
	this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date: _October 14, 2005___			__/s/ Alan C. Bergold_________
						Alan C. Bergold, President and
						Treasurer and Director






					SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  HIA, INC.





Date: ____October 14, 2005____________              __/s/_Alan C. Bergold_____
                                                   Alan C. Bergold
                                                   Chief Financial Officer &
                                                   President